Form 10-K405
period 1995-03-31
REALTY SOUTHWEST FUND III LTD
filed 1995-07-14
CIK 754545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .

                        Commission File Number:  0-14459

                         REALTY SOUTHWEST FUND III, LTD.
             (Exact name of registrant as specified in its charter)

     Texas                                               76-0113542

(State of organization)                                (I.R.S.Employer
                                                        Identification  No.)

  265 Franklin Street, Boston, Massachusetts              02110
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
Title of each class                              which registered
       None                                            None
Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     XIndicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
              --

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE

Documents                                       Form 10-K Reference
Prospectus of registrant dated                  Part IV
December 28, 1984, as supplemented

                        REALTY SOUTHWEST FUND III, LTD.
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART   I                                                               Page

Item 1    Business                                                       I-1

Item 2    Properties                                                     I-3

Item 3    Legal Proceedings                                              I-4

Item 4    Submission of Matters to a Vote of Security Holders            I-4

PART  II

Item 5    Market for the Partnership's Limited Partnership Interests
             and Related Security Holder Matters                        II-1

Item 6    Selected Financial Data                                       II-1

Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  II-2

Item 8    Financial Statements and Supplementary Data                   II-6

Item 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                     II-6
PART III

Item 10   Directors and Executive Officers of the Partnership          III-1

Item 11   Executive Compensation                                       III-2

Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                             III-2

Item 13   Certain Relationships and Related Transactions               III-3

PART  IV

Item 14   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                  IV-1

SIGNATURES                                                              IV-2

INDEX TO EXHIBITS                                                       IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA                     F-1 to F-43

                                PART I
ITEM 1.  BUSINESS

   Realty Southwest Fund III, Ltd. (the "Partnership") is a limited partnership formed on August 13, 1984 under the Uniform Limited Partnership Act of the State of Texas for the purpose of investing in a diversified portfolio of newly-constructed and to-be-constructed income-producing operating properties. The Partnership was structured to invest exclusively in multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The Partnership sold $40,000,000 in Limited Partnership Units (40,000 units at $1,000 per Unit) from December 28, 1984 to July 22, 1985 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-93593). Limited Partners will not be required to make any additional capital contributions.

   As of March 31, 1995, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                 Date of
Name and Type of Property             Acquisition      Type of
Location                       Size    of Interest   Ownership (1)


Fieldstone at Brandermill L.P. 265      4/24/85 (2)  Fee ownership of land
Fieldstone at Brandermill      units                 and improvements
  Apartments                                         (through joint venture)
Germantown, MD

Grapevine I Partners, Ltd.     200       10/3/85     Fee ownership of land
Grayson Square Apartments      units                 and improvements
Grapevine, TX                                        (through joint venture)

Summerview Associates, Ltd.    240      10/8/85      Fee ownership of land
Summerview Apartments          units                 and improvements
Atlanta, GA                                          (through joint venture)

(1)See Notes to the Financial Statements of the Registrant filed with this Annual Report for a description of the mortgage indebtedness secured by the Partnership's operating property investments and a description of the agreements through which the Partnership has acquired these real estate investments.

(2)In April 1995, the Partnership sold its interest in Fieldstone at Brandermill L.P. to its co-venture partner for $50,000 as part of its planned liquidation. See the discussion below and in Item 7 for additional information.

   The Partnership's original investment objectives were:

(i)to preserve and protect the original capital invested in the Partnership;
(ii) to achieve long-term capital appreciation through potential appreciation in the values of Partnership properties;
(iii)to obtain tax losses during the early years of operations from deductions generated by investments;
(iv) to provide annual distributions of cash flow from operations of the Partnership;
(v)to achieve accumulation of equity through reduction of mortgage loans on
     Partnership properties.   The Partnership originally owned interests in
     twelve apartment complexes.

As discussed further in Item 7, during fiscal 1994 the ownership of the Seascape, Pacific Glen and Oakridge apartment complexes was transferred from the respective joint ventures to the lender due to the inability of the respective ventures to meet the debt service requirements of their mortgage loans. A four-year period of negotiations with the lender on these three properties failed to produce economically viable modification or restructuring agreements which could have allowed the ventures some chance to recover a portion of their original investments. Also during fiscal 1994, the Partnership's interest in the Fountainhead Apartments, located in San Antonio, Texas, was assigned to a co-venture partner (see Item 7). In prior years, the Partnership had sold or otherwise disposed of its interests in the Hayden's Crossing, Hollows II, Fifth Season, Windsor Park and Forestwood apartment complexes. Effective March 5, 1993, the mortgage lender on the Forestwood Apartments in Fort Myers, Florida acquired the property by a transfer of the deed in lieu of foreclosure due to the failure of the venture to make scheduled debt service payments. On January 14, 1993, the mortgage lender on the Windsor Park Apartments, in Hendersonville, Tennessee, foreclosed on the property due to nonpayment of scheduled debt service obligations. On October 20, 1992, the Partnership sold its interest in the Fifth Season II Associates for $300,000; a total substantially less than the amount of the Partnership's initial investment. On May 31, 1991, the joint venture which owned the Hollows II Apartments, in San Antonio, Texas, sold the property to a third party. Substantially all of the net proceeds from the sale were used to settle the venture's outstanding debt obligation, which had been in default, and to pay transaction closing costs. As a result, none of the venture partners received any significant proceeds from the sale transaction. In addition, on January 3, 1989 the holder of the first mortgage lien on the Hayden's Crossing Apartments foreclosed on the property, which is located in Grand Prairie, Texas, because of nonpayment of scheduled debt service
obligations.   The Partnership's operating investment properties have been adversely
impacted by an unprecedented and unforeseen growth in the supply of competing apartment properties in the local markets in which the properties are located subsequent to the time of their initial acquisition. The effects of the resulting competition, combined with high debt service costs and weakened local economies, prevented revenues at all of the properties from attaining the levels required to fully pay operating expenses and original debt service obligations without contributions from the venture partners. As discussed above, through March 31, 1995 this situation had resulted in the loss of the ownership interests in six of the apartment complexes through foreclosure proceedings and the sale or assignment of the Partnership's interests in three other properties for amounts which yielded no significant proceeds to the Partnership.
Subsequent to year-end, in April 1995, the Partnership also sold its interest in the Fieldstone at Brandermill joint venture for $50,000 to the co-venture partner. These ten properties represented approximately 84% of the Partnership's original investment portfolio. While the remaining two investments (Grayson Square and Summerview) were operating in compliance with their mortgage debt agreements as of March 31, 1995, management does not believe that there is any current or future value to the Partnership's interests in these properties above the amounts of the outstanding debt obligations. Regardless of whether the Partnership recovers any portion of its original investments in the remaining properties, the Partnership will be unable to achieve most of its original objectives since the sale and foreclosure transactions involving the ten properties referred to above have failed to return any proceeds to the Limited Partners. Furthermore, cash flow from the Partnership's investment properties has not been sufficient to provide any operating cash flow distributions to the Limited Partners to date.

   The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in the federal income tax laws subsequent to the organization of the Partnership. The disposition of the Partnership's interest in the Oakridge property in calendar 1994 and the planned dispositions of the Fieldstone, Summerview and Grayson Square properties in calendar 1995 will generate taxable gains to investors. These gains represent passive income which can be offset by current year passive losses as well as any remaining suspended passive loss carryforwards from prior years. If original investors of the Partnership have not used the Partnership's passive losses to offset passive income from other sources, the prior years' suspended losses should offset most or all of the gains resulting from these dispositions.

   All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. These investments are concentrated in high-demand markets which were expected to show the greatest population growth at the time of the initial investment of the Partnership's offering proceeds. However, these markets have been adversely affected by the aforementioned oversupply of apartment complexes with which the Partnership's properties compete generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single-family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing over the past 2
- - to - 3 years has allowed the oversupply which existed in most markets to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management of the Partnership expects to continue to see improvement in this sector of the real estate market in the near-term. Nonetheless, it appears unlikely at the present time that conditions will improve as rapidly or to the extent necessary for the Partnership to recover any meaningful portion of its original investments in the remaining properties.
   Given the circumstances described above which affect the Partnership's remaining investments, and in light of the Partnership's limited cash reserves, management believes that the prospects for any meaningful recoveries of invested capital are remote and that a liquidation of the Partnership would be in the best interests of the Limited Partners. The Managing General Partner communicated its plans for completing the Partnership's liquidation in a special letter to the Limited Partners dated October 21, 1994. As part of the Partnership's liquidation, it is expected that the remaining investment interests will be sold or assigned, most likely only for nominal amounts. As stated above, in April 1995 the Partnership assigned its interest in the Fieldstone joint venture to the co-venture partner for $50,000 in cash. The Partnership may realize similar amounts from the ultimate dispositions of the two remaining investments. Since the costs of liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. The formal liquidation of the Partnership is expected to be completed by the end of calendar year 1995.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment; therefore, a presentation of information about industry segments is not applicable.

   The Partnership has no employees. The day-to-day operations of the Partnership are the responsibility of the Managing General Partner.

   The Managing General Partner of the Partnership is a Texas general partnership composed of Realty Southwest Investment Group III Inc. and various officers and employees of PaineWebber Properties Incorporated ("PWPI"). Realty Southwest Investment Group III Inc., a Delaware corporation, is a wholly-owned subsidiary of PaineWebber Properties Incorporated, which is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are officers and directors of PWPI.

   The terms of transactions between the Partnership, the Managing General Partner and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2. PROPERTIES

   As of March 31, 1995, the Partnership owns interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

   Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                Percent Occupied At
                                                                    Fiscal 1995
                               6/30/94   9/30/94    12/31/94  3/31/95  Average

Fieldstone at Brandermill
 Apartments                    92%       91%         93%      99%        94%

Grayson Square Apartments      96%       96%         96%      91%        95%

Summerview Apartments          93%       90%         89%      88%        90%


ITEM 3.  LEGAL PROCEEDINGS
 In November 1994, a series of purported class actions (the "New York Limited Partnership Actions') were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together `PaineWebber''), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Realty Southwest Investment Group, III ("RSIG") and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Realty Southwest Fund III, Ltd., PaineWebber, RSIG and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Realty Southwest Fund III, Ltd., also allege that following the sale of the partnership interests, PaineWebber, RSIG and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, RSIG and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act (`RICO'') and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify RSIG, PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995 there were 3,533 record holders of Units in the Partnership. There is no public market for Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

ITEM 6.  SELECTED FINANCIAL DATA
                             REALTY SOUTHWEST FUND III, LTD.
              FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                           (IN THOUSANDS EXCEPT PER UNIT DATA)

                        1995        1994        1993        1992        1991

Revenues                $   15   $     13     $    42    $    28     $    87

Operating loss         $  (491)  $   (351)    $  (291)   $  (331)    $  (247)

Partnership's share
  of ventures' losses $ (1,621) $  (6,079)   $ (3,817)  $ (7,361)   $ (6,861)

Partnership's  share of net
  gains on transfers of
  assets  at foreclosure     -   $  2,709    $  2,873          -           -

Gains on sale/assignment
  of venture interests       -    $   856    $  5,033          -           -

Income (loss) before
   extraordinary gains $(2,112) $  (2,865)   $  3,798   $ (7,692)   $ (7,109)

Extraordinary gains          -  $  10,110    $  5,675   $  1,016           -

Net income (loss)      $(2,112) $  7,245     $  9,473   $ (6,676)   $ (7,109)

Per Limited
 Partnership Unit:

  Income (loss) before
  extraordinary gains  $(50.17)  $  (83.39)  $   90.20   $(182.69)   $(168.83)

   Extraordinary gains       -    $ 221.13    $ 134.78  $   24.14          -

   Net income (loss)  $ (50.17)   $ 137.74    $ 224.98   $(158.55)   $(168.83)

Total assets           $    55     $   320     $   267    $   227     $   577

   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report.

   The above per Limited Partnership Unit information is based upon the 40,000 Limited Partnership Units outstanding during each year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered Limited Partnership Interests to the public from December 28, 1984 to July 22, 1985 pursuant to a Registration Statement (No. 2-93593) on Form S-11 filed under the Securities Act of 1933. Gross proceeds of $40,000,000 were received by the Partnership, and, after deducting selling expenses and offering costs, approximately $33,878,000 was invested in joint venture partnerships which originally owned twelve operating investment properties. The Partnership was structured to invest exclusively in newly-constructed multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The performance of the Partnership's investment properties has been adversely impacted by an unprecedented and unforeseen oversupply of competing apartments throughout the country in general and in the local markets in which the properties are located. As of March 31, 1995, six of the Partnership's original investment properties had been lost to foreclosure and three investments had been sold or assigned for amounts which
yielded no significant proceeds to the Partnership.   The three remaining
investments held as of the beginning of fiscal 1995
(Fieldstone, Grayson Square and Summerview) operated in compliance with their debt agreements during the year, due to the low variable interest rate on the Fieldstone debt and, in the case of Grayson Square and Summerview, the debt restructuring agreements reached during fiscal 1990. However, none of the properties would support conventional refinancings at their present debt levels, which are well above the current estimates of property market values in all cases. Consequently, management does not believe that the Partnership's investments in these remaining properties have any material current or future value given the outstanding debt obligations and, in certain cases, the distribution priorities of the Partnership's co-venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, in October 1994 the Managing General Partner announced plans to complete a liquidation of the Partnership. As part of the Partnership's liquidation, its remaining investment interests were expected to be sold or assigned, most likely only for nominal amounts. Since the operating costs to be incurred by the Partnership through liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. Completing the liquidation of the Partnership's interests in the remaining properties has taken longer than originally anticipated due to the legal complexities involved in the related joint venture and financing agreements. Subsequent to year-end, in April 1995 the Partnership completed the sale of its interest in the Fieldstone joint venture to the co-venture partner for a cash payment of $50,000. The Partnership may receive similar amounts in connection with the dispositions of the Grayson Square and Summerview investments. It is expected that the formal liquidation of the Partnership will be completed by the end of calendar 1995.

   Until fiscal 1993, the Fieldstone joint venture had generated sizable operating deficits. The interest rate on the venture's debt is variable and, over the past 3 years, has declined to a level which allows the property to produce excess cash flow. Prior deficits of the Fieldstone venture were funded by the Partnership's co-venture partner under the optional loan provisions of the joint venture agreement. These advances, which currently aggregate approximately $939,000 (including accrued interest), bear interest and are repayable as a first priority from the venture's cash flow or future sale or refinancing proceeds. The current cash flow of the operating property implies that the current value of the property is substantially below the amount of the outstanding debt obligation. Over the past 2 years, management of the Fieldstone joint venture has attempted to engage the mortgage lender in discussion regarding a potential discounted prepayment of the loan in an effort to create some long-term value to the venture's position. To date, management's proposals have been rejected by the lender. Management of the Partnership believes that the likelihood of there ever being any value to the Partnership's subordinated equity position is remote. The co-venturer was willing to pay the Partnership $50,000 for its interest in order to obtain complete control over the affairs of the venture, to retain management of the property and to defer potentially adverse tax and loan guaranty consequences.

   The debt agreements of the Grayson Square and Summerview joint ventures were restructured in October 1989 and August 1989, respectively. The principal balance and accrued interest outstanding under the Grayson Square mortgage loan totalled approximately $9.1 million as of December 31, 1994. This balance is approximately $1.4 million higher than the debt level originally issued by the joint venture in connection with the development of the property, which was completed in January 1986. Such additional debt has resulted from the past accumulation of accrued interest which the venture has been unable to pay due to the lack of sufficient operating cash flow. Interest on the outstanding debt balance accrues at a blended rate of approximately 8.5% per annum. The venture's cash flow is not currently sufficient to fully cover this annual interest expense. As a result, certain amounts continue to accrue and be added to the outstanding obligation, as allowed under the terms of the debt agreement. The balance of the debt service reserve fund established at the time of the fiscal 1990 restructuring should be sufficient to allow the venture to remain in compliance with its debt agreement for at least the next two years. However, in the meantime, the total obligation due to the lender will continue to grow, thereby further subordinating the venture's equity position. Furthermore, as part of the 1990 negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels.
Analysis of the current cash flow from property operations would indicate that the current value of the property is substantially below the outstanding debt obligation. As a result of these circumstances, management does not believe there is any value to the Partnership's interest in the Grayson Square property. The Partnership has been negotiating with the co-venturer and certain third-parties for the sale of its joint venture interest; however, no agreement has been finalized to date. A third party may be willing to pay a nominal amount for the Partnership's interest in order to obtain management of the property and attempt to negotiate a discounted pay-off of the outstanding mortgage debt obligation.

   The $10.2 million mortgage obligation of the Summerview joint venture bears interest at a fixed annual rate of 6.75% per annum. Cash flow from the operations of the apartment complex does not fully cover the current debt service requirements. For the past few years, the venture has struggled to remain current on its debt service obligations by extending the payment periods on its trade payables and deferring certain property maintenance expenses. During fiscal 1995, the Partnership's co-venture partner contributed approximately $40,000 to the venture because there was not sufficient cash to make a required real estate tax payment. The result of the cash flow problems has been that the property's physical appearance has deteriorated somewhat, making it difficult to implement the necessary rental rate increases to improve cash flow. Although the venture remained in compliance with its debt service obligations during fiscal 1995, further cash flow deficits are projected for fiscal 1996 and would require funding from the venture partners to avoid a default under the loan agreement. Analysis of the property's operating cash flow indicates that the current value of the property is substantially below the principal balance of the debt. As a result, with little hope of there ever being any value to the Partnership's investment interest, supporting cash flow deficits under the current debt structure would not be economically prudent. The Partnership has been involved in discussions with the co-venturer regarding the possible sale of the Partnership's joint venture interest for $25,000; however, no agreement has been finalized to date. If this transaction is not consummated, the venture may allow the lender to take title to the operating property through a non-judicial foreclosure proceeding.

     At March 31, 1995, the Partnership had cash and cash equivalents of approximately $29,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, including the payment of liquidation-related expenses. The source of future liquidity is expected to be through proceeds received from the sale or other disposition of the Partnership's two remaining operating investment properties. Total expenses incurred through the final liquidation date are expected to exceed available cash (including proceeds from asset disposals). The Managing General Partner intends to contribute the funds necessary to cover these final expenses.

RESULTS OF OPERATIONS
1995 Compared to 1994

     The Partnership recorded a net loss of $2,112,000 for the year ended March 31, 1995, as compared to net income of $7,245,000 for the prior fiscal year. This change in operating results is mainly due to gains of $13,675,000 resulting from asset dispositions in fiscal 1994. As discussed further below, dispositions in fiscal 1994 involved the Seascape, Pacific Glen, Oakridge and Fountainhead properties. Although the transactions did not involve any significant proceeds, the dispositions generated gains because the equity method carrying values of the investments had been reduced below zero through prior year loss recognition.

     Excluding the fiscal 1994 gains on asset dispositions, the Partnership's net operating results improved by $4,318,000 in fiscal 1995 due to a decrease in the Partnership's share of ventures losses of $4,458,000. The combined losses of the Partnership's joint ventures for the prior year include the operations of four joint ventures in which the Partnership no longer holds an interest and in which the Partnership's share of losses in the prior year totalled approximately $4,715,000. The combined losses of the ventures exclusive of the operations of these joint ventures and before amortization of the Partnership's excess basis, decreased by $95,000 in the current year, primarily as a result of a decrease in depreciation expense and real estate tax expense combined with an increase in revenues. The decrease in combined depreciation expense is mainly due to certain assets of the Summerview joint venture being fully depreciated. Also, real estate taxes decreased at both the Summerview and Fieldstone joint ventures during the current year. Revenues were up at Grayson Square and slightly at Summerview generally due to small increases in rental rates achieved during the year. Despite the decrease in operating losses at the three remaining ventures, the Partnership's share of ventures' losses recognized in fiscal 1995 with regard to these investments increased due to the write-off of the unamortized amount of the Partnership's excess basis in the three investments. The write-off, which was taken as a result of management's announced liquidation plan, resulted in an increase in the Partnership's share of ventures' losses of $352,000.

   The Partnership's operating loss increased by $140,000 in fiscal 1995 due to an increase in general and administrative expenses. General and administrative expenses of the Partnership increased as a result of the accrual of certain expenses associated with the planned liquidation of the Partnership. At March 31, 1995, $206,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan. These costs include, among other things, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses.

1994 Compared to 1993

   The Partnership recorded net income of $7,245,000 for the year ended March 31, 1994, as compared to net income of $9,473,000 for the fiscal year ended March 31, 1993. This change in operating results is mainly due to an increase in the Partnership's share of ventures' losses of approximately $2,262,000 and a slight increase in the Partnership's operating loss of approximately $60,000. Aggregate gains resulting from asset dispositions totalled approximately $13,675,000 in fiscal 1994 and approximately $13,581,000 in fiscal 1993. Dispositions in fiscal 1994 involved the Seascape, Pacific Glen, Oakridge and Fountainhead properties. Dispositions in fiscal 1993 involved the sale of the venture interest in the Fifth Seasons property on October 20, 1992 and the foreclosures of the Windsor Park and Forestwood apartment complexes on January 14, 1993 and March 5, 1993, respectively.

     During fiscal year 1993 the Partnership recorded extraordinary gains of approximately $5,675,000 related to the settlement of debt obligations in connection with the foreclosures of Windsor Park ($3,736,000) and Forestwood ($1,939,000). In fiscal year 1994 extraordinary gains, totalling $10,110,315, represent the Partnership's share of the gains from the settlement of debt obligations recorded in connection with the foreclosures of Pacific Glen ($1,197,000), Oakridge ($2,827,000), and Seascape ($6,086,000). The transfers of title to the lenders through these proceedings in both years have been accounted for as troubled debt restructurings in accordance with Statement of Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The extraordinary gains arise due to the fact that the balance of the mortgage loans and related accrued interest exceeded the estimated fair value of the properties and certain other assets transferred to the lenders at the dates of foreclosures. The Partnership also recorded a net gain of $2,709,000 in fiscal 1994 related to its share of the gains attributable to the transfers of assets to the lenders of the Pacific Glen, Oakridge and Seascape properties at foreclosure. This net gain, accounted for in accordance with SFAS No. 15, resulted from the fact that the aggregate net carrying values of the land, building and improvements were less than the aggregate estimated fair values of the investment properties at the time of the foreclosures. In fiscal 1993, the Partnership's share of these gains, of $2,873,000, related to the transfer of the Windsor Park and Forestwood apartments to their respective lenders at foreclosure. In addition, the Partnership recorded a gain of $856,000 in fiscal 1994 in connection with the assignment of the Partnership's interest in the Fountainhead joint venture, due to the fact that the carrying value of the Partnership's investment in Fountainhead under the equity method was negative at the time of its assignment. The fiscal 1993 gain on sale related to the sale of the Partnership's interest in the Fifth Season joint venture and represented the sum of the cash proceeds received and the negative carrying value of the investment interest at the time of the sale.

     The increase in the Partnership's share of ventures' losses can be primarily attributed to an increase in interest expense recognized by the Pacific Glen joint venture during fiscal 1994. The combined losses of the ventures, exclusive of the foreclosure gains discussed above, increased by $2,262,000 in fiscal 1994. The combined losses of the Partnership's joint ventures for fiscal 1993 include the operations of three joint ventures in which the Partnership did not hold an interest during fiscal 1994 and in which the Partnership's share of losses in the prior year totalled $1,450,000. The combined losses of the ventures exclusive of the operations of these three joint ventures, increased by $3,680,000 in fiscal 1994, primarily as a result of an increase in interest expense, offset by a slight increase in revenues. The increase in combined interest expense in fiscal 1994 is entirely due to the cumulative effect of the prior period non-recognition of interest expense on the debt secured by the Pacific Glen Apartments. Under generally accepted accounting principles, entities in reorganization under the Bankruptcy Code are generally required to record interest expense only to the extent that it is probable that such interest expense will be paid in cash. No amounts were recorded in fiscal 1993 because it had not been determined that the cash payment of such interest expense was probable. However, at the time of the settlement of the debt obligation and the transfer of title in connection with the foreclosure of Pacific Glen in fiscal 1994, certain cash balances which had been held by the venture and the Receiver were paid to the lender and applied against the venture's outstanding indebtedness. Such balances, which represented over two full years of the property's net operating cash flow, totalled approximately $5.1 million and were reflected as interest expense in fiscal 1994.

1993 Compared to 1992

   The Partnership recorded net income of $9,473,000 for the year ended March 31, 1993, as compared to a net loss of approximately $6,676,000 for the prior year. Contributing to this change in net operating results was the recognition in fiscal 1993 of extraordinary gains totalling $5,675,000. The Partnership recorded an extraordinary gain of $1,016,000 in the prior year related to the sale of the Hollows Apartments and the discounted settlement of the related mortgage debt obligation. As discussed above, the fiscal 1993 extraordinary gains represent the Partnership's share of the gains from the settlement of debt obligations recorded in connection with the foreclosures of Windsor Park ($3,736,000) and Forestwood ($1,939,000). The Partnership recorded income before extraordinary gains of $3,798,000 for fiscal 1993 as compared to a loss of $7,692,000 for the prior year. The sale of the Partnership's interest in the Fifth Seasons joint venture contributed to this change. The Partnership recorded a gain of $5,034,000 in fiscal 1993, despite receiving proceeds of only $300,000, due to the fact that the equity method carrying value of the Partnership's investment in Fifth Seasons was negative at the time of sale.
The change in income (loss) before extraordinary gains was also partially due to the Partnership's share of the gains on the transfer of assets to the lenders of the Windsor Park and Forestwood Apartments at foreclosure, of $253,000 and $2,620,000, respectively. Also contributing to this change in results prior to extraordinary items, was a decrease in the Partnership's share of ventures' losses of $3,543,000. The combined losses of the ventures, exclusive of the foreclosure gains discussed above, decreased by $3,340,000 in fiscal 1993, primarily as a result of an increase in combined revenues of $558,000, a decrease in interest expense of $1,769,000, a decrease in equity in losses from unconsolidated real estate partnerships of $839,000 and a gain of $262,000 recorded from the transfer of interest in the Fountainhead equity partnership. In addition, the Partnership's share of ventures' losses in fiscal 1992 included the write-off of the unamortized balance of certain costs, totalling approximately $1 million, capitalized in connection with the acquisition of the Partnership's joint venture investments which were in default of their debt agreements as of March 31, 1992.

   The increase in combined revenues reflected a slight improvement in certain of the local real estate markets in which the Partnership's properties are located during fiscal 1993. The decline in interest expense resulted primarily from the nonrecognition of $2,349,000 of interest expense for fiscal 1993 on the debt secured by the Pacific Glen Apartments. Under generally accepted accounting principles, entities in reorganization under the Bankruptcy Code are generally required to record interest expense only to the extent that it is probable that such interest expense will be paid in cash. No amounts were recorded in calendar 1992 because it had not been determined that the cash payment of such interest expense was probable. The equity in losses from unconsolidated real estate partnerships reflected the combined joint ventures' share of the operating results of the Hollows and Fountainhead properties, which are or were owned by other ventures in which the Partnership is not the majority partner. The decrease in these losses was partially attributable to the sale of the Hollows II Apartments during fiscal 1992. In addition, the Fountainhead joint venture recognized a gain of $262,000 in fiscal 1993 from transferring part of its ownership interest in the entity which owns the Fountainhead I Apartments. The Partnership and its original co-venture partner chose not to participate in capital calls by the Fountainhead joint venture to fund debt refinancing expenses for the operating property in fiscal 1993. The Partnership's share of the gain from the transfer of interest in Fountainhead totalled $231,000.



INFLATION

   The Partnership completed its tenth full year of operations in fiscal 1995. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Rental rates at the Partnership's apartment properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases, which are generally one year or less in duration, are renewed or turned over. Such increases in rental revenues would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

   The Managing General Partner of the Partnership, Realty Southwest Investment Group III, is a Texas general partnership composed of Realty Southwest Investment Group III Inc., a Delaware corporation (`RSIG''), Lawrence S. Kash, and W. A. Daniel, Jr., all of whom are affiliates or former affiliates of RSIG. RSIG is wholly-owned by PaineWebber Properties Incorporated (`PWPI''), a Delaware corporation. PWPI is wholly-owned by PaineWebber Incorporated (`PWI''), and PWI is wholly-owned by PaineWebber Group Inc. (``PaineWebber''). The Managing General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property or acquisitions of joint venture interests must be approved by a majority of the Directors of RSIG, as well as by Properties Associates 1985, L.P., a Virginia limited partnership, which is the Associate General Partner of the Partnership.

   (a) and (b) The names and ages of the directors and officers of the Managing General Partner of the Partnership are as follows:
                                                                 Date elected
  Name                        Office                       Age     to Office

Lawrence A. Cohen       President, Chief Executive
                          Officer and Sole Director         41           5/91
Walter V. Arnold        Senior Vice President,
                          Chief Financial
                          Officer and Treasurer             47           2/89
Dorothy F. Haughey      Secretary                           69           2/89
Geraldine L. Banyai     Assistant Secretary                 55           7/93
Magaly Brabner          Assistant Secretary                 64           2/89
Linda MacDonald         Assistant Secretary                 34           2/89


   (c) There are no other significant employees in addition to the directors and officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or officers of the Managing General Partner of the Partnership. All of the foregoing directors and officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President, Chief Executive Officer and Sole Director of the Managing General Partner and President and Chief Executive Officer of PWPI. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. He is also a member of the Board of Directors and the Investment Committee of PWPI. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A degree in Accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

   Walter V. Arnold is the Senior Vice President, Chief Financial Officer and Treasurer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc., where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

   Geraldine L. Banyai is Assistant Secretary of the Managing General Partner, Assistant Secretary of PWI and Assistant Secretary of PWPI. Ms. Banyai joined PWI in 1993. Prior to joining PWI, Ms. Banyai had worked for many years as a Corporate Secretary at the Meritor Savings Bank in Philadelphia.

   Dorothy J. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI and PWPI. Ms. Haughey joined PaineWebber in 1962.

   Magaly Brabner is an Assistant Secretary of the Managing General Partner and is responsible for the legal administration and corporate structure of the Managing General Partner. Ms. Brabner joined PaineWebber in 1983 with the acquisition of Rotan Mosle, Inc.

   Linda MacDonald is an Assistant Secretary of the Managing General Partner and an Assistant Vice President and Assistant Secretary of PWPI, which she joined in 1981. Ms. MacDonald is responsible for the administration of PWPI's Boston office.

   (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of her or his ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner received no current or proposed remuneration from the Partnership.

   The General Partners are entitled to receive a share of cash distributions and a share of profits and losses. These items are described under Item 13.

   The Partnership has never paid any distributions to the Limited Partners. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of RSIG is owned by an affiliate as set forth in Item 10. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers and directors of PaineWebber Properties Incorporated and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) Neither the officers and directors of the Managing General Partner, nor the limited partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. Neither the officers and directors of the Managing General Partner, nor the limited partners of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Managing General Partner of the Partnership is Realty Southwest Investment Group III, a Texas general partnership composed of Realty Southwest Investment Group III Inc. and certain former officers of PaineWebber Properties Incorporated ("PWPI"). Realty Southwest Investment Group III Inc., a Delaware corporation, is wholly-owned by PWPI, which is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Associate General Partner is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are officers and directors of PWPI. The General Partners and their affiliates are entitled to receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition and
disposition of the Partnership's investments.   The Managing General Partner
and its affiliates are reimbursed for their direct out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments.

   Pursuant to the terms of the Partnership Agreement, distributable cash from operations, if any, will be distributed quarterly. Distributable cash from operations will first be distributed 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received a 6% per annum noncompounded, noncumulative return on their invested capital in the Partnership. Second, distributable cash from operations will be distributed to the General Partners until the General Partners have received an amount which, when added to amounts distributed above, will result in the General Partners receiving 5% of the distributed cash from operations for the fiscal year. Any remaining distributable cash from operations will be distributed 95% to the Limited Partners and 5% to the General Partners.

   Net proceeds of capital transactions (defined as the net proceeds of any financing, refinancing, sale or other disposition of any Partnership property) will not be reinvested. The Partnership may, however, use all or part of such net proceeds of capital transactions to construct or refurbish improvements on other improved properties already owned by the Partnership. Otherwise, all net proceeds of capital transactions will (i) first, be distributed to the Limited Partners until they have received an amount equal to their invested capital at that time in the Partnership plus an amount equal to an 8% per annum noncompounded cumulative return on their invested capital in the Partnership (after taking into account prior distributions of net proceeds of capital transactions and distributable cash from operations); (ii) second, proceeds will be distributed to the General Partners until they have received an amount equal to 5% of all distributions actually made to the Partners under (i) above and to the extent the General Partners did not receive 5% of distributable funds from operations in each preceding year; and (iii) third, any remaining proceeds will be distributed 95% to the Limited Partners and 5% to the General Partners.

   An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $98,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership during fiscal 1995. In addition, included in general and administrative expenses for fiscal 1995 is $93,000 of accrued reimbursements to this affiliate for services to be rendered through the Partnership's final liquidation date.

  The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI. In addition, included in general and administrative for fiscal 1995 is $1,000, representing an estimate of fees to be earned by Mitchell Hutchins for managing the Partnership's cash assets through its final liquidation date.


                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   (a) The following documents are filed as part of this report:

       (1) & (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

       (3)     Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of the Report.

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.

   (c) Exhibits

               See (a) (3) above.

   (d) Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     REALTY SOUTHWEST FUND III, LTD.


                         By:  Realty Southwest Investment Group III
                              General Partner


                         By: Realty Southwest Investment Group III, Inc. Managing General Partner



                         By: /s/ Lawrence A. Cohen
                           Lawrence A. Cohen
                           President and
                           Chief Executive Officer



                         By: /s/ Walter V. Arnold
                           Walter V. Arnold
                           Senior Vice President and
                           Chief Financial Officer

Dated: June 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By: /s/ Lawrence A. Cohen          Date: June  28, 1995
  Lawrence A. Cohen
  Director


                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

                        REALTY SOUTHWEST FUND III, LTD.

                               INDEX TO EXHIBITS

                                              Page Number in the Report
Exhibit No. Description of Document           Or Other Reference

(3) and (4)Prospectus of the Partnership      Filed with the Commission
           dated December 28, 1984, as        pursuant to Rule 424(c) and
           supplemented, with particular      incorporated herein by reference.
           reference to the Restated
           Certificate and Agreement of
           Limited Partnership



(10)       Material contracts previously      Filed with the Commission
           filed as exhibits to registration pursuant to Section 13 or 15(d) statements and amendments thereto of the Securities Act of 1934 and
           of the registrant together with    incorporated herein by reference.
           all such contracts filed as
           exhibits of previously filed
           Forms 8-K and Forms 10-K are
            hereby incorporated
           herein by reference.


(13)       Annual Report to Limited Partners  No Annual Report for the
                                              fiscal year ended March 31, 1995
                                              has been sent to the Limited
                                              Partners.  An Annual Report
                                              will be sent subsequent to
                                              this filing.


(22)       List of subsidiaries               Included in Item I of Part I of
                                              this Report Page I-1 and I-2,
                                              to which reference is hereby
                                              made.

                           ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A) (1) AND (2) AND 14(D)
                        REALTY SOUTHWEST FUND III, LTD.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                           Reference
REALTY SOUTHWEST FUND III, LTD.:

  Report of independent auditors                            F-2

  Balance sheets as of March 31, 1995 and 1994              F-3

  Statements of operations for the years ended
   March 31, 1995, 1994 and 1993                            F-4

  Statements of changes in partners' deficit for
   the years ended March 31, 1995, 1994 and 1993            F-5

  Statements of cash flows for the years ended
   March 31, 1995, 1994 and 1993                            F-6

  Notes to financial statements                             F-7

1994 AND 1993 COMBINED JOINT VENTURES OF REALTY SOUTHWEST FUND III, LTD.:

  Report of independent auditors                           F-17

  Combined balance sheet as of December 31, 1994 and 1993  F-18


  Combined statement of operations and changes in
   venturers' deficit for the year ended December 31,
   1994 and 1993                                           F-19

  Combined statement of cash flows for the
   year ended December 31, 1994 and 1993                   F-20

  Notes to combined financial statements                   F-21

  Schedule III -  Combined Real Estate and Accumulated
   Depreciation                                            F-28

1992 COMBINED JOINT VENTURES OF REALTY SOUTHWEST FUND III, LTD.:

  Report of independent auditors                           F-29

  Combined balance sheet as of December 31, 1992           F-30

  Combined statement of operations and changes in venturers' deficit for the year ended December 31, 1992 F-31

  Combined statement of cash flows for the year ended
   December 31, 1992                                       F-32

  Notes to combined financial statements                   F-33

  Schedule III -  Combined Real Estate and Accumulated
   Depreciation                                            F-43


Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.


                        REPORT OF INDEPENDENT AUDITORS


The Partners
Realty Southwest Fund III, Ltd.:

   We have audited the accompanying balance sheets of Realty Southwest Fund III, Ltd. as of March 31, 1995 and 1994, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Realty Southwest Fund III, Ltd. at March 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

   As more fully described in Notes 1 and 4 to the financial statements, the Partnership has incurred recurring operating losses and has a capital deficiency. In addition, while the Partnership's remaining joint venture investees are operating in compliance with their mortgage debt agreements as of March 31, 1995, management has stated that there is no material current value to the Partnership's position in the related operating investment properties above the amounts of the outstanding debt obligations. As a result of these circumstances, the Partnership announced a plan of liquidation during fiscal 1995. Accordingly, there is substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the future effects of the planned liquidation of the Partnership on the classification of liabilities that might result from the inability of the Partnership to continue as a going concern.





                             /S/ ERNST & YOUNG LLP
                               ERNST & YOUNG LLP



Boston, Massachusetts
June 28, 1995


                        REALTY SOUTHWEST FUND III, LTD.

                                 BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                     ASSETS

                                                       1995           1994

Cash and cash equivalents                          $      29        $    299
Accounts receivable - affiliates                          26              21
                                                   $      55        $    320



                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses of joint ventures
   subject to liquidation                           $ 11,202        $  9,581
Accounts payable - affiliates                             94               -
Accounts payable and accrued expenses                    156              24
      Total liabilities                               11,452           9,605



Partners' deficit:
   General Partners:
    Cumulative net loss                                 (962)           (856)
   Limited Partners ($1,000 per unit;
    40,000 Units issued):
    Capital contributions, net of offering costs      35,304          35,304
    Cumulative net loss                              (45,739)        (43,733)
      Total partners' deficit                        (11,397)         (9,285)
                                                    $     55       $     320



                            See accompanying notes.


                        REALTY SOUTHWEST FUND III, LTD.

                            STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                      (In Thousands, except per Unit data)


                                                1995        1994        1993
REVENUES:
   Interest income                         $       8   $       8   $       9
   Other income                                    7           5          33
                                                  15          13          42


EXPENSES:
   General and administrative                    506         364         333

Operating loss                                  (491)       (351)       (291)

Partnership's share of ventures' losses       (1,621)     (6,079)     (3,817)

Partnership's  share of net gains
    on transfers of assets at foreclosure          -       2,709       2,873

Gains on sale/assignment of
   venture interests                               -         856       5,033

Income (loss) before extraordinary gains      (2,112)     (2,865)      3,798

Partnership's share of extraordinary
  gains on settlement of debt obligations          -      10,110       5,675

NET INCOME (LOSS)                           $ (2,112)   $  7,245    $  9,473

Per Limited Partnership Unit:

  Income (loss) before
   extraordinary gains                      $ (50.17)    $ (83.39)    $ 90.20

  Partnership's share of
   extraordinary gains on settlement
   of debt obligations                            -        221.13      134.78


  Net income (loss)                         $ (50.17)    $ 137.74    $ 224.98

The above per Limited Partnership Unit information is based upon the 40,000 Limited Partnership Units outstanding during each year.


                            See accompanying notes.


                        REALTY SOUTHWEST FUND III, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)

                                    General      Limited
                                    Partners     Partners       Total


Balance at March 31, 1992         $ (3,065)     $ (22,938)     $ (26,003)

Net income                             474          8,999          9,473

BALANCE AT MARCH 31, 1993           (2,591)       (13,939)       (16,530)

Net income                           1,735          5,510          7,245

BALANCE AT MARCH 31, 1994             (856)        (8,429)        (9,285)


Net loss                              (106)        (2,006)        (2,112)

BALANCE AT MARCH 31, 1995          $  (962)    $  (10,435)      $(11,397)




                            See accompanying notes.


                        REALTY SOUTHWEST FUND III, LTD.

                            STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1995      1994        1993
Cash flows from operating activities:
 Net income (loss)                         $  (2,112)    $7,245      $9,473
 Adjustments to reconcile net
 income (loss) to net cash
   used for operating activities:
    Partnership's share of
     ventures' losses                          1,621      6,079       3,817
    Partnership's  share of net gains on
      transfers of assets at foreclosure           -     (2,709)     (2,873)
    Gains on sale/assignment of

     venture interests                             -       (856)     (5,033)
    Partnership's share of extraordinary
      gains on settlement of debt obligations - (10,110) (5,675) Changes in assets and liabilities:
      Accounts receivable - affiliates            (5)        (5)         (5)
      Accrued interest receivable                  -          -           1
      Accounts payable - affiliates               94        (26)         22
      Accounts payable - third parties            71          -           -
      Accrued expenses                            61        (20)          9
         Total adjustments                     1,842     (7,647)     (9,737)
         Net cash used for
          operating activities                  (270)      (402)       (264)

Cash flows from investing activities:
   Proceeds from sale of joint
    venture interest                               -          -         300
   Distributions from joint ventures               -        450           -
         Net cash provided by
          investing activities                     -        450         300

Net increase (decrease) in
 cash and cash equivalents                      (270)        48          36

Cash and cash equivalents,
 beginning of year                               299        251         215

Cash and cash equivalents, end of year       $    29    $   299     $   251

                            See accompanying notes.

1. Organization and Planned Liquidation

     Realty Southwest Fund III, Ltd. (the ``Partnership'') is a Texas limited partnership organized pursuant to the laws of the State of Texas on August 13, 1984 for the purpose of investing in a diversified portfolio of newly-constructed and to-be-constructed income-producing operating properties. The Partnership authorized the issuance of units (the ``Units') of Partnership interests (at $1,000 per Unit) of which 40,000 were subscribed and issued between December 28, 1984 and July 22, 1985.

     The Partnership was structured to invest exclusively in multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in twelve rental apartment properties. As discussed further in Note 4, the Partnership's operating properties have encountered major adverse business developments which, through March 31, 1995, had resulted in the loss of six of the original investments to foreclosure and the sale or assignment of interests in three other joint ventures for amounts which yielded no significant proceeds to the Partnership. In addition, while certain of the remaining ventures have obtained more favorable financing terms, the ability of the remaining joint ventures to continue their operations may be dependent upon the further modification of the loan agreements, improved property performance, and the continued financial support of the joint venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, in October 1994 the Managing General Partner announced plans to complete a liquidation of the Partnership. Such liquidation is expected to be completed by the end of calendar 1995. Subsequent to year-end, in April

   1995, the Partnership sold its interest in the Fieldstone at Brandermill joint venture for a cash payment of $50,000. As part of the Partnership's liquidation, its two remaining investment interests (Grayson Square and Summerview) will be sold or assigned, most likely only for nominal amounts. Since the costs of liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. As a result of these circumstances, there is substantial doubt about the ability
   of the Partnership to continue as a going concern.   The accompanying
   financial statements do not include any adjustments to reflect the future effects of the planned liquidation of the Partnership on the classification of liabilities that might result from the inability of the Partnership to continue as a going concern.

2. Summary of Significant Accounting Policies

     The accompanying financial statements at March 31, 1995 include the Partnership's investments in joint venture partnerships which have interests in three operating properties. The Partnership accounts for its investments in the joint ventures using the equity method because the Partnership does not have majority voting control. Under the equity method an investment is carried at cost adjusted for the Partnership's share of the joint venture's earnings and losses and distributions. See Note 4 for a description of the joint ventures and operating properties.

     The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax purposes. As a result, the Partnership records its share of ventures' earnings and losses based on financial information of the ventures which is three months in arrears to that of the Partnership, except for significant lag-period transactions, which are included in the Partnership's results of operations for the fiscal year in which they occur (see Note 4).

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of an investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partners' existing passive losses, including any carryovers from prior years.

3. The Partnership Agreement and Related Party Transactions

     The Managing General Partner of the Partnership is Realty Southwest Investment Group III, a Texas general partnership composed of Realty Southwest Investment Group III Inc. and certain former officers of PaineWebber Properties Incorporated ("PWPI"). Realty Southwest Investment Group III Inc., a Delaware corporation, is wholly-owned by PWPI, which is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Associate General Partner is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are officers and directors of PWPI. The General Partners and their affiliates are entitled to receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition and disposition of the Partnership's investments.

     The General Partners and their affiliates are reimbursed for any direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

     In connection with investing Partnership capital in real properties, PWPI earned acquisition fees equal to $2,000,000, or 5% of the gross proceeds of the offering.

     Pursuant to the terms of the Partnership Agreement, distributable cash from operations, if any, will be distributed quarterly. Distributable cash from operations will first be distributed 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received a 6% per annum noncompounded, noncumulative return on their invested capital in the Partnership. Second, distributable cash from operations will be distributed to the General Partners until the General Partners have received an amount which, when added to amounts distributed above, will result in the General Partners receiving 5% of the distributed cash from operations for the fiscal year. Any remaining distributable cash from operations will be distributed 95% to the Limited Partners and 5% to the General Partners.


     Net proceeds of capital transactions (defined as the net proceeds of any financing, refinancing, sale or other disposition of any Partnership property) will not be reinvested. The Partnership may, however, use all or part of such net proceeds of capital transactions to construct or refurbish improvements on other improved properties already owned by the Partnership. Otherwise, all net proceeds of capital transactions will (i) first, be distributed to the Limited Partners until they have received an amount equal to their invested capital at that time in the Partnership plus an amount equal to an 8% per annum noncompounded cumulative return on their invested capital in the Partnership (after taking into account prior distributions of net proceeds of capital transactions and distributable cash from operations); (ii) second, proceeds will be distributed to the General Partners until they have received an amount equal to 5% of all distributions actually made to the Partners under (i) above and to the extent the General Partners did not receive 5% of distributable funds from operations in each preceding year; and (iii) third, any remaining proceeds will be distributed 95% to the Limited Partners and 5% to the General Partners.

     For federal income tax purposes, profits (other than from capital transactions), all net losses and investment tax credits of the Partnership will be allocated 95% to the Limited Partners and 5% to the General Partners; provided, however, that an amount of operating profits for any year equal to the operating cash flow distributed to the Partners for such year will first be allocated in the ratio in which the cash is distributed, with any additional operating profits for such year to be allocated 95% to the Limited Partners and 5% to the General Partners. Taxable income arising from a sale or refinancing of investment properties will generally be allocated between the Limited Partners and the General Partners first, to the extent of and in the ratio of their deficit capital accounts. Second, gains are to be allocated in such amounts as are necessary to bring the General Partners' capital account balance in the ratio of 5:95 to the Limited Partners' capital account balances. Third, any remaining gains and all losses resulting from a sale or refinancing transaction are to be allocated 95% to the Limited Partners and 5% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial reporting purposes have been made in conformity with the allocations of taxable income or loss.

     Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $98,000, $104,000 and $118,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. In addition, included in general and administrative expenses for fiscal 1995 is $93,000 of accrued reimbursements to this affiliate for services to be rendered through the Partnership's final liquidation date.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $1,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively. In addition, included in general and administrative expenses for fiscal 1995 is $1,000, representing estimated fees to be earned by Mitchell Hutchins for managing the Partnership's cash assets through its final liquidation date.


     Accounts receivable - affiliates at March 31, 1995 and 1994 consists of amounts due from certain joint ventures for investor servicing fees, in accordance with the terms of the joint venture agreements. Accounts payable
   - affiliates at March 31, 1995 consists of the $94,000 of estimated expenses referred to above payable to PWPI and Mitchell Hutchins for services to be rendered through the expected liquidation of the Partnership.

4.  Investments in Joint Venture Partnerships

     As of March 31, 1995 and 1994, the Partnership had investments in joint ventures which owned three operating investment properties. As discussed further below, subsequent to year-end, in April 1995, the Partnership sold its interest in the Fieldstone at Brandermill joint venture to the co-venture partner for a cash payment of $50,000. Also as discussed further below, during fiscal 1994 the ownership of the Seascape, Pacific Glen and Oakridge apartment complexes was transferred from the respective joint ventures to the lender due to the inability of the joint ventures to meet the debt service requirements of their mortgage loans. The debt obligations of the Seascape, Pacific Glen and Oakridge joint ventures were all held by the same financial institution. During 1990 and 1991, the ventures had ceased to meet the debt service requirements of their mortgage loans due to the sizable operating deficits that were being incurred. As part of a strategic plan to seek relief from the original contractual debt service payments and attempt to salvage some portion of the original investments, the venture partners vigorously pursued debt restructuring negotiations for more than four years. The direction of such negotiations changed several times during the course of this period. Ultimately, the lender determined that it was unwilling or unable to grant the ventures concessions of the magnitude necessary to structure any kind of viable restructuring agreement. Beginning in the second quarter of fiscal 1994, the negotiations with the lender began to focus on attempting to reach an agreement whereby the ventures would relinquish ownership of the properties in return for a release from any further obligations to the lender. Pursuant to the terms of certain settlement agreements dated October 7, 1993, the ventures agreed to transfer ownership of all three properties to the lender. In addition to a release from any further obligations to the lender, the ventures were permitted to keep certain cash balances representing a portion of the operating cash flow of the properties subsequent to the date that debt service payments were suspended. The Partnership's co-venturer agreed to split such cash balances equally with the Partnership. The Partnership received approximately $450,000 as its share of such amounts during fiscal 1994. The ownership of the Seascape Apartments was transferred to the lender via non-judicial foreclosure on December 30, 1993. In addition, on December 30, 1993 the ownership of the Pacific Glen Apartments was transferred to the lender through a bankruptcy sale and settlement.
   Finally, on February 14, 1994 the ownership of the Oakridge Apartments was transferred to the lender via a non-judicial foreclosure sale. Furthermore, during fiscal 1994, the Partnership's interest in the Fountainhead property was assigned to a co-venture partner (see discussion below). The property foreclosures in fiscal 1994 and 1993 were accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"). Under SFAS No. 15, an extraordinary gain is recognized upon foreclosure equal to the amount by which the balance of the mortgage loan and related accrued interest exceed the estimated fair value of the investment property and certain other net assets transferred to the lender at the time of the foreclosure. In addition, a gain or loss on transfer of assets at foreclosure is recognized in the amount of the difference between the net carrying value of the operating investment property and the estimated fair value of the operating investment property at the time of the foreclosure.

     The Partnership's investments in joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in
   Note 2, these joint ventures report their operations on a calendar year basis. Condensed combined financial statements of these joint ventures, for the periods indicated, follow. The condensed combined statement of operations for calendar 1994 includes only the operations of the Fieldstone, Grayson and Summerview joint ventures. The condensed combined statement of operations for calendar 1993 also includes the operations of the Seascape, Pacific Glen and Oakridge joint ventures through the dates of their respective dispositions. The condensed combined statement of operations for calendar 1992 also includes the operations of the Fifth Seasons joint venture through the date of the Partnership's sale of its interest (October 20, 1992), the operations of the Windsor Park joint venture through the date of the foreclosure (January 14, 1993) and the operations of the Forestwood joint venture through the date of the transfer of the deed (March 5, 1993). Due to the Partnership's policy of accounting for significant lag-period transactions of its joint venture investees in the fiscal year in which they occur, the condensed combined statement of operations for 1993 and 1992 include more than 12 months of operations for properties which were disposed of during the fourth quarters of the fiscal years (Oakridge in fiscal 1994 and Windsor Park and Forestwood in fiscal 1993). The net operations of Oakridge for calendar year 1994 and the net operations of Windsor Park and Forestwood for calendar year 1993 included in the 1993 and 1992 condensed summary of operations were not significant.


                       CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)

                                     Assets

                                                      1994              1993

    Current assets                               $       820          $1,057
    Operating investment properties, net              23,477          24,296
    Other assets                                       1,653           1,954
                                                    $ 25,950         $27,307

                       Liabilities and Venturers' Deficit


    Current liabilities                             $  3,051         $ 3,228
    Deferred interest                                    720             631
    Notes payable to affiliates                          254             254
    Long-term mortgage debt, less current portion     35,364          35,365
    Partnership's share of combined deficit          (11,916)        (10,675)
    Co-venturers' share of combined deficit           (1,523)         (1,496)
                                                    $ 25,950         $27,307

                     Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                         1995         1994
    Partnership's share of combined deficit
       at December 31, as shown above                $  (11,916)  $ (10,675)
    Partnership's share of ventures' liabilities            714         714
    Excess basis due to investment in
       ventures, net (1)                                      -         380
       Investments in joint ventures at
        equity, at March 31                           $ (11,202)   $ (9,581)


(1)At March 31, 1994, the Partnership's investment exceeded its share of the Combined Joint Ventures' partners' deficit accounts by $380,000. These amounts, which related to certain expenses incurred by the Partnership in connection with acquiring the three remaining joint venture investments, were amortized using the straight-line method over the estimated useful lives of the respective operating investment properties (generally 30 years). The unamortized balance of such excess basis was written off in fiscal 1995 as a result of the planned liquidation of the remaining investments.



                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                              1994       1993          1992

    Rental revenues                        $  5,146     $11,203      $15,218
    Interest and other income                    87         563          767
                                              5,233      11,766       15,985

    Interest expense (contractual
     interest of $11,042 in 1992)             2,462      11,009        8,694
    Property operating expenses               3,016       5,949        7,991
    Depreciation and amortization             1,023       2,913        3,996
                                              6,501      19,871       20,681

    Operating loss                           (1,268)     (8,105)      (4,696)

    Net gains on transfers of assets
     at foreclosure                               -       5,015        2,643
    Gain on transfer of interest
     in unconsolidated real estate
     partnership                                  -           -          261
    Equity in losses from
     unconsolidated real estate
     partnerships (1)                             -           -         (109)

    Loss before extraordinary gains          (1,268)     (3,090)      (1,901)

    Extraordinary gains on
     settlement of debt obligations               -      12,441        6,172

    Net income (loss)                     $  (1,268)    $ 9,351       $4,271


    Net income (loss):
      Partnership's share of
       net income (loss)                 $   (1,241)    $ 6,768       $4,755
      Co-venturers' share of net
       income (loss)                            (27)      2,583         (484)
                                         $   (1,268)    $ 9,351       $4,271


(1)On May 31, 1991, the Hollows II Apartments were sold to a third party for $4,252,000. The venture which owned the apartment complex had been in default of its mortgage debt obligation and sold the property to avoid losing the operating property to foreclosure proceedings. The Partnership's ownership interest in Hollows II had been substantially diluted and subordinated in prior years as a result of required additional third-party equity infusions. The entire amount of the net proceeds from the sale of Hollows II was used to settle the venture's outstanding debt obligation and to pay for transaction closing costs. As a result, none of the venture partners received any significant proceeds from the sale transaction. In connection with the sale, the lender agreed to take a discounted payoff of $4,160,000 on the outstanding amount of the principal and accrued interest owed by the venture, which aggregated approximately $6.2 million at the date of the sale. The transaction resulted in the venture's recognition of an extraordinary gain of approximately $1.9 million, which represented the difference between the carrying amount of the debt obligation and the amount paid in settlement. The Partnership's share of such gain amounted to $1,016,000. In addition, the venture recognized a loss on the sale of the property, in the amount of $437,000, equal to the amount by which the net carrying value of the operating property exceeded the net sales proceeds. The Partnership's share of the loss on sale amounted to $211,000 and is included in the Partnership's share of ventures' losses on the accompanying fiscal 1992 statement of operations, along with the write-off of the unamortized balance of certain costs capitalized in connection with the Partnership's original investment.

              Reconciliation of Partnership's Share of Operations
               For the years ended March 31, 1995, 1994 and 1993

                                 (in thousands)

                                              1995        1994        1993
    Partnership's share of net
      income (loss),
      as shown above                      $  (1,241)     $6,768      $4,755
    Amortization of excess basis               (380)        (28)        (25)
    Partnership's share of ventures'
      net income (losses)                 $  (1,621)     $6,740      $4,730


     The Partnership's share of ventures' net income (losses) for fiscal 1994, 1993 and 1992 is presented as follows on the accompanying statement of operations:

                                              1995        1994         1993

    Partnership's share of
     ventures' losses                     $  (1,621)    $(6,079)    $(3,817)
    Partnership's share of net gains
     on transfers of assets at foreclosure        -       2,709       2,873
    Partnership's share of extraordinary
     gains on settlement of debt
     obligations                                  -      10,110       5,674
    Partnership's share of ventures'
     net income (losses)                    $(1,621)   $  6,740     $ 4,730


     Investments in joint ventures, at equity represents the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

     Investments in joint ventures, at equity on the balance sheet is comprised of the following deficit investment balances (in thousands):

                                              1995         1994

   Fieldstone at Brandermill Limited
     Partnership                          $ (4,467)     $(3,995)
   Grapevine I Partners, Ltd.               (3,114)      (2,636)
   Summerview Associates, Ltd.              (3,621)      (2,950)
                                          $(11,202)     $(9,581)

     A description of each joint venture and certain other matters are summarized as follows:

   A.  Fieldstone at Brandermill Limited Partnership - Germantown, Maryland

       On April 24, 1985 the Partnership acquired a 60% interest in Fieldstone at Brandermill Limited Partnership, an existing Maryland limited partnership which owns and operates Fieldstone at Brandermill Apartments, a 265-unit apartment complex located in Germantown, Maryland. The aggregate investment by the Partnership was approximately $4,436,000 (including an acquisition fee of $261,000 paid to PWPI). The Partnership's co-venturer is an affiliate of Corcoran and Jennison, Inc. The property is subject to a mortgage loan, which is nonrecourse to the Partnership, in the amount of $16,750,000, which is scheduled to mature on September 15, 1996.

       Until fiscal 1993, the Fieldstone joint venture had generated sizable operating deficits. The interest rate on the venture's debt is variable and over the past 3 years has declined to a level which allows the property to produce excess cash flow. Nonetheless, the fair value of the operating property is estimated to be well below the amount of the outstanding mortgage debt obligation. Prior deficits of the Fieldstone venture were funded by the Partnership's co-venture partner under the optional loan provisions of the joint venture agreement. These advances, which currently aggregate approximately $939,000 (including accrued interest), bear interest and are repayable as a first priority from the venture's cash flow or future sale or refinancing proceeds. For the past 2 years, management of the Fieldstone joint venture has had discussions with the mortgage lender regarding a discounted prepayment of the loan, in an effort to create some long-term value to the venture's position. Despite such efforts to restructure the loan, the lender has been unwilling to make the necessary debt modifications on satisfactory economic terms. Accordingly, management did not believe that there was any significant value to the Partnership's interest in the joint venture. In connection with the Partnership's announced liquidation plan discussed in Note 1, management agreed to sell the Partnership's interest in the Fieldstone joint venture to the co-venture partner for $50,000. This transaction was completed subsequent to March 31, 1995. As a result, the Partnership no longer owns any interest in this joint venture. The Partnership will recognize a gain of approximately $4.5 million in the first quarter of fiscal 1996 as a result of the sale of its interest. The gain results because under the equity method of accounting for joint venture investments, the Partnership has recognized cumulative losses from the venture's operations (including non-cash depreciation charges) in excess of its cash investment in the venture. The total assets, total liabilities, gross revenues and total expenses of the Fieldstone joint venture included in the 1994 condensed combined balance sheet and summary of operations are $12,729,000, $17,951,000, $2,319,000 and $2,633,000,
   respectively.

   B.  Grapevine I Partners, Ltd. - Grapevine, Texas

       On October 3, 1985, the Partnership acquired a 95% interest in Grapevine I Partners, Ltd., a Texas limited partnership which owns Grayson Square Apartments, a 200-unit apartment complex located in Grapevine, Texas. The aggregate investment by the Partnership was approximately $2,444,000 (including an acquisition fee of $143,750 paid to PWPI). The Partnership's co-venture partner is an affiliate of the Trammell Crow organization. The property was acquired subject to a nonrecourse mortgage loan in the amount of approximately $7,750,000.

       In October, 1989 the Grayson Square joint venture negotiated a modification of its loan agreement. Unpaid accrued interest through the date of the modification was added to the principal balance of the note and the interest rate was reduced. In addition, closing costs were paid from the proceeds of the modified notes. The outstanding principal balance of this mortgage loan was approximately $8,414,000 and $8,415,000 at December 31, 1994 and 1993, respectively. In addition, deferred interest on this debt obligation totalled approximately $720,000 and $631,000 as of December

   31, 1994 and 1993, respectively. Under the terms of the modification agreement, the joint venture was required to establish a debt service reserve account from the proceeds of a $254,000 Refinancing Loan from the co-venturer. The balance in the debt service reserve fund was approximately $261,000 and $269,000 at December 31, 1994 and 1993, respectively. Interest on the outstanding principal and deferred interest balance accrues at a blended rate of approximately 8.5% per annum. The venture's cash flow is not currently sufficient to fully cover this annual interest expense. As a result, certain amounts continue to accrue and be added to the outstanding obligation, as allowed under the terms of the debt agreement. In addition, during calendar 1994 and 1993, the venture was forced to withdraw cash from its debt service reserve fund to cover the required debt service payments. The balance of the debt service reserve fund should be sufficient to allow the venture to remain in compliance with its debt agreement for at least the next two years. However, in the meantime, the total obligation due to the lender will continue to grow, thereby further subordinating the venture's equity position. Furthermore, as part of the 1989 negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels. The debt has a scheduled maturity date of April, 2005. The Partnership is currently negotiating with its co-venture partner and certain third-parties to sell its interest in the joint venture as part of the planned liquidation discussed in Note 1; however, no agreement has been finalized to date. No significant proceeds are expected to be realized from any sale transaction because the amount of the total debt obligation is believed to be significantly greater than the fair market value of the operating property. The Partnership will recognize a net gain upon the ultimate disposition of its interest in Grayson Square due to the negative balance of the equity method carrying value as of March 31, 1995. The total assets, total liabilities, gross revenues and total expenses of the Grayson Square joint venture included in the 1994 condensed combined balance sheet and summary of operations are $6,035,000 and $9,484,000, $1,372,000 and $1,774,000, respectively.

       In October 1994, a fire occurred at the Grayson Square Apartments, destroying most of one building. The building was insured, and the insurance company agreed to pay all the rebuild and refit costs, excluding the insurance policy's $5,000 deductible.

   C.  Summerview Associates, Ltd. - Atlanta, Georgia

       On October 8, 1985 the Partnership acquired a 70% interest in Summerview Associates, Ltd. Joint Venture, a Georgia limited partnership which owns and operates Summerview Apartments, a 240-unit apartment complex located in Atlanta, Georgia. The aggregate investment by the Partnership was approximately $2,935,000 (including an acquisition fee of $175,419 paid to PWPI). The property was acquired subject to a nonrecourse mortgage loan in the amount of $10,200,000.

       On August 1, 1989, the original loan was refunded with the proceeds from a new $10,200,000 Collateralized Loan to Lender Housing Revenue Bond issue. The new mortgage loan, due August 1, 2007, bears interest at a fixed rate of 6.75%, payable monthly through July 31, 1996. The original loan bore interest of 8.75% per annum. The new bonds are subject to a mandatory remarketing on August 1, 1996. Thereafter, the loan will accrue interest at a rate to be determined by the remarketing agent of the new bonds (rate not to exceed 10.2%). As a result of the refinancing, the property's cash flow deficits have been significantly reduced. Nonetheless, the venture has experienced recurring losses from operations and working capital deficiencies before partner loans and projects a cash flow deficit for calendar 1995. These conditions raise substantial doubt about the venture's ability to continue as a going concern. The accompanying financial statements do not include any adjustments which might result from the outcome of this uncertainty. The Partnership is currently negotiating with its co-venture partner to sell its interest in the joint venture as part of the planned liquidation discussed in Note 1; however, no agreement has been finalized to date. No significant proceeds are expected to be realized from any sale transaction because the amount of the total debt obligation is believed to be significantly greater than the fair market value of the operating property. The Partnership will recognize a net gain upon the ultimate disposition of its interest in Summerview due to the negative balance of the equity method carrying value as of March 31, 1995. The total assets, total liabilities, gross revenues and total expenses of the Summerview joint venture included in the 1994 condensed combined balance sheet and summary of operations are $7,186,000, $11,954,000, $1,542,000 and $2,094,000, respectively.

       The joint venture agreements provide, among other things, the following:

   Allocation of net income and loss

       The agreements generally provide that through the Guaranty Periods (see below) or until the Partnership has been allocated losses equal to specified amounts, 96% to 100% of losses (other than losses resulting from sales or other disposition of the projects) will be allocated to the Partnership. Thereafter, losses shall be allocated in varying proportions from 100% to 60% to the Partnership and from 0% to 40% to the co-venturers, as specified in the joint venture agreements.


       The agreements generally provided that income (other than gains resulting from sales or other dispositions of the properties) was allocated 95% to 100% to the co-venturers during the Guaranty Periods to the extent of Excess Gross Rentals and Interest Income (as defined) withdrawn or withdrawable. Thereafter, income will be allocated in proportion to cash distributions or if there are no distributions, from 100% to 60% to the Partnership and from 0% to 40% to the co-venturers. Allocations of the Partnership's operations for financial reporting purposes have been made in conformity with the allocations of taxable income or loss.

       Gains or losses resulting from sales or other dispositions of the projects shall be allocated according to the formulas provided in the respective joint venture agreements.

   Distributions

       During the Guaranty Periods, (see below) the co-venturers were entitled to withdraw all available Excess Gross Rentals and Interest Income (as defined in the agreements) prior to any distributions. In addition, certain joint ventures distributed from $2,500 to $7,500 to the Partnership, as a return of capital on an annual basis. At the end of the Guaranty Period, the co-venturers were entitled to any Excess Gross Rentals that were available for distribution not previously withdrawn. The Partnership and the co-venturers agreed that during the Guaranty Period the co-venturers could withdraw estimated Excess Gross Rentals and Interest Income with a final computation of Excess Gross Rentals and Interest Income to be made at the end of each Guaranty Period.

       Subsequent to the Guaranty Periods, distributable funds will be distributed first, to repay accrued interest and principal on certain loans, second, to the Partnership until the Partnership has received cumulative annual distributions from $2,500 to $5,000 from certain joint ventures plus cumulative distributions of preferred equity, with the balance distributed to the Partnership and to the co-venturers, as described in the joint venture agreements. Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

   Guaranty Periods

       The joint venture agreements provided that in the event that certain expenditures exceeded certain revenues, loan proceeds and capital contributions during the Guaranty Periods (as defined in the joint venture agreements), the co-venturers were required to fund amounts equal to such deficiencies.

       For specified periods of time subsequent to the Guaranty Periods, certain of the joint venture agreements required that mandatory loans be made to the joint ventures by the co-venturers to the extent that operating revenues were insufficient to pay operating expenses. Thereafter, optional loans may be made by the Partnership and the co-venturers to cover such
   operating deficiencies.   Mandatory and optional loans shall be unsecured
   and shall generally bear interest at prime plus one or two percent per annum. The Guaranty Periods for each of the joint ventures were from the date the Partnership entered a joint venture for a period ranging from one to three years after the completion of construction, as defined in each of the joint venture agreements. All guaranty and mandatory loan periods for the joint ventures have expired. In addition, guarantees of construction costs by the co-venturers were generally funded outside of the joint ventures.

5. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Realty Southwest Fund III, Ltd.:

   We have audited the accompanying combined balance sheets of the 1994 and 1993 Combined Joint Ventures of Realty Southwest Fund III, Ltd. as of December 31, 1994 and 1993 and the related combined statements of operations and changes in venturers' deficit and cash flows for each of the three years in the period ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1994 and 1993 Combined Joint Ventures of Realty Southwest Fund III, Ltd. at December 31, 1994

and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

   The accompanying financial statements have been prepared assuming that 1994 and 1993 Combined Joint Ventures will continue as a going concern. As more fully described in Notes 1 and 3 to the financial statements, while the three remaining joint ventures are operating in compliance with their mortgage debt agreements as of December 31, 1994 and 1993, management does not believe that there is any current value to the ventures' equity positions in the operating investment properties above the amounts of the outstanding debt obligations. As a result of these circumstances, Realty Southwest Fund III, Ltd. announced a plan of liquidation during 1994. Accordingly, there is substantial doubt about the ability of the 1994 and 1993 Combined Joint Ventures to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Combined Joint Ventures to continue as a going concern.



                              /S/ERNST & YOUNG LLP
                                ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1995,

except for Note 6,
as to which the date
is April 6, 1995


                    1994 AND 1993 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.
                            COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In Thousands)

                                     Assets
                                                          1994        1993
Current assets:
   Cash and cash equivalents, including
    restricted funds for tenant security
    deposits of $81 and $106                          $     369      $  515
   Accounts receivable                                       29          25
   Accounts receivable from and advances
    to affiliates                                            51          56
   Prepaid expenses                                         195         212
   Real estate tax and mortgage escrows                     176         248
       Total current assets                                 820       1,056

Operating investment properties:
   Land                                                   4,553       4,553
   Buildings, improvements and equipment                 29,728      29,568
                                                         34,281      34,121
   Less accumulated depreciation                        (10,804)     (9,825)

                                                         23,477      24,296

Debt service reserve                                        261         269
Escrow funds                                                750         750
Deferred expenses, net of accumulated
   amortization of $3,064 in 1994 and $2,770 in 1993        631         925
Other assets                                                 11          11
                                                        $25,950    $ 27,307

                       Liabilities and Venturers' Deficit

Current liabilities:
   Accounts payable and accrued liabilities            $    269     $   184
   Accounts payable - affiliates                            136         141
   Accrued interest                                       1,053         868
   Loans payable to affiliates                            1,505       1,925
   Tenant security deposits                                  88         110
       Total current liabilities                          3,051       3,228

Deferred interest                                           720         631
Note payable to affiliate                                   254         254
Long-term debt                                           35,364      35,365
Venturers' deficit                                      (13,439)    (12,171)
                                                        $25,950     $ 27,307



                            See accompanying notes.


                    1994 AND 1993 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.

                     COMBINED STATEMENTS OF OPERATIONS AND
                         CHANGES IN VENTURERS' DEFICIT

                 For the years ended December 31, 1994 and 1993
                                 (In Thousands)

                                                         1994       1993
REVENUES:
    Rental revenues                                   $ 5,146     $ 5,124
    Interest and other income                              87          79
                                                        5,233       5,203

EXPENSES:
    Interest                                            2,462       2,181
    Depreciation and amortization                       1,023       1,414
    Real estate taxes                                     525         580
    Operating expenses                                    554         516
    Advertising                                            86          83
    General and administrative                            336         324
    Repairs and maintenance                               601         565
    Management fees                                       258         253
    Salaries and related costs                            328         325
    Other operating expenses                              328         332
                                                        6,501       6,573

NET LOSS                                               (1,268)     (1,370)

Venturers' deficit, beginning of year                 (12,171)    (10,801)

Venturers' deficit, end of year                      $(13,439)   $(12,171)





                            See accompanying notes.


                    1994 AND 1993 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.
                       COMBINED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)


                                                          1994       1993
Cash flows from operating activities:
   Net loss                                            $ (1,268)   $ (1,370)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                         1,023       1,414
    Amortization of deferred financing costs                250           -
    Deferred interest                                        89         131
      Changes in assets and liabilities:
      Accounts receivable                                    (4)          9
      Accounts receivable from and advances to
        affiliates                                            5          (2)
      Prepaid expenses                                       17         (22)
      Real estate tax and mortgage escrows                   72          36
      Accounts payable and accrued liabilities               85           2
      Accounts payable - affiliates                          (5)          4
      Accrued interest                                      185         166
      Tenant security deposits                              (22)         (1)
           Total adjustments                              1,695       1,737
           Net cash provided by operating activities        427         367

Cash flows from investing activities:
   Additions to operating investment properties            (160)        (75)

Cash flows from financing activities:
   Payments on loans payable to affiliates                 (420)       (110)
   Payments from debt service reserve                         8          35
   Payments on long-term debt                                (1)          -
           Net cash used for financing activities          (413)        (75)

Net (decrease)  increase in cash and cash equivalents      (146)        217

Cash and cash equivalents, beginning of year                515         298

Cash and cash equivalents, end of year                 $    369    $    515

Cash paid during the year for interest                 $  1,786    $  1,756


                            See accompanying notes.

1.  Organization and Planned Liquidation

     The accompanying combined financial statements of the 1994 Combined Joint Ventures of Realty Southwest Fund III, Ltd. (1994 Combined Joint Ventures) as of December 31, 1994 and 1993 include all of the joint venture investments of Realty Southwest Fund III, Ltd. ("RSWIII") as of March 31, 1995 and 1994 (RSWIII's fiscal year-end). RSWIII reports the operations of the joint ventures on a 3-month lag. RSWIII originally acquired a 60% - 95% interest in the 1994 Combined Joint Ventures on the dates indicated below:

                                 %           Date of Acquisition
              Joint Ventures    Acquired     of RSWIII's Interest

               Fieldstone        60%         April 24, 1985
               Grapevine         95%         October 3, 1985
               Summerview        70%         October 8, 1985

     While the remaining investments are currently operating in compliance with their mortgage debt agreements, management of RSWIII does not believe that there is any current value to RSWIII's position in these properties above the amounts of the outstanding debt obligations. In addition, certain of the remaining operating properties are generating cash deficits after scheduled debt service payments. As a result of these conditions, the ability of the remaining joint ventures to continue their operations and realize their assets is dependent upon future events, including their obtaining sufficient working capital to finance continuance of their operations, obtaining additional funds to finance their other liabilities, the continued financial support of their partners and the modification of their debt agreements. The eventual outcome of these matters cannot be determined at this time. As a result of these circumstances, in October 1994 the Managing General Partner of RSWIII announced plans to complete a liquidation of the Partnership. As part of RSWIII's liquidation, its three remaining investment interests will be sold or assigned, most likely only for nominal amounts (see Note 6). The formal liquidation of the Partnership is expected to be completed by the end of calendar 1995. These conditions raise substantial doubt about the ability of the 1994 and 1993 Combined Joint Ventures to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.Summary of Significant Accounting Policies

     Basis of Presentation

     The financial statements of the 1994 and 1993 Combined Joint Ventures are presented in combined form due to the ownership relationship between each of
  the joint ventures and RSWIII.   The financial statements of the 1994 and
  1993 Combined Joint Ventures have been prepared based on the periods that RSWIII has held an interest in the individual joint ventures.

     Operating investment properties

     The operating investment properties are carried at the lower of cost, adjusted for certain guaranteed payments from affiliates and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value.
  The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the 1994 and 1993 Combined Joint Ventures are carried at cost, less accumulated depreciation, because any sale, foreclosure or other disposition of the remaining operating investment properties will result in net gains to be recognized by the ventures. Due to the planned liquidation of RSWIII as discussed in Note 1, such gains are expected to be recognized in 1995.

     The 1994 and 1993 Combined Joint Ventures have capitalized interest and property taxes incurred during the construction period of the projects along with the costs of identifiable improvements. Professional fees, including guarantee fees, have been capitalized and are included in the cost of buildings and improvements. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to thirty years.

     Deferred expenses

     Deferred expenses consist primarily of organization costs and management fees which have been amortized over five years, and loan fees which are being amortized over the terms of the related loans. Amortization of loan fees is included in interest expense on the accompanying statements of operations.

     Cash and cash equivalents

     For purposes of the statement of cash flows, the 1994 and 1993 Combined Joint Ventures consider all highly liquid investments with original maturities of 90 days or less, to be cash equivalents.


     Real estate tax and mortgage escrows

     Real estate tax and mortgage escrows on the accompanying balance sheet consist primarily of amounts reserved for the payment of real estate taxes and insurance per the terms of the ventures' mortgage loan agreements.

     Income taxes

     No provision for income taxes has been made in the combined financial statements of the 1994 and 1993 Combined Joint Ventures since taxable income or tax losses of the joint ventures are included on the tax returns of the individual partners.

3. The Joint Ventures

     See Note 4 to the financial statements of RSWIII included in this Annual Report for a more detailed discussion of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    A. Fieldstone at Brandermill Limited Partnership

       The joint venture owns and operates Fieldstone at Brandermill Apartments, a 265-unit apartment complex located in Germantown, Maryland. Until 1993, the Fieldstone joint venture had generated sizable operating deficits. As described in Note 5, the interest rate on the venture's debt is variable and has declined to a level which allows the property to produce a small amount of excess cash flow.
       Prior deficits of the Fieldstone venture were funded by the co-venture partner under the optional loan provisions of the joint venture agreement. These advances, which aggregated approximately $939,000 (including accrued interest) at December 31, 1994, bear interest and are repayable as a first priority from the venture's cash flow or future sale or refinancing proceeds. Management of the Fieldstone joint venture has had preliminary discussions with the mortgage lender regarding a discounted prepayment of the loan, which could create some long-term value to the venture's position. Despite every effort to restructure the loan, the lender has been unwilling to make the necessary debt modifications on satisfactory economic terms. The total assets, total liabilities, gross revenues and total expenses of the Fieldstone at Brandermill Limited Partnership included in the 1994 balance sheet and statement of operations are $12,729,000, $17,951,000, $2,319,000 and $2,633,000, respectively.

    B. Grapevine I Partners, Ltd.

       The joint venture owns and operates Grayson Square Apartments, a 200-unit apartment complex located in Grapevine, Texas. The venture's cash flow is not currently sufficient to fully cover the annual interest expense on its outstanding long-term debt (see Note 5). As a result, certain amounts continue to accrue and be added to the outstanding obligation, as allowed under the terms of the debt agreement. In addition, during 1994 and 1993 the venture was forced to withdraw cash from its debt service reserve fund to cover the required debt service payments. The balance of the debt service reserve fund should be sufficient to allow the venture to remain in compliance with its debt agreement for at least the next two years. However, in the meantime, the total obligation due to the lender will continue to grow, thereby further subordinating the venture's equity position. Furthermore, as part of the 1989 negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels. The debt has a scheduled maturity date of April, 2005. As part of RSWIII's planned liquidation, RSWIII is negotiating with its co-venture partner and certain third-parties to sell its interest in the joint venture for a nominal amount. To date, no agreement has been finalized. The total assets, total liabilities, gross revenues and total expenses of the Grapevine I Partners, Ltd. included in the accompanying 1994 balance sheet and statement of operations are $6,035,000, $9,484,000, $1,372,000 and $1,773,000, respectively.

       In October 1994, a fire occurred at the Grayson Square Apartments, destroying most of one building. The building was insured, and the insurance company agreed to pay all of the rebuild and refit costs, excluding the insurance policy's $5,000 deductible.

    C. Summerview Associates, Ltd.

       The joint venture owns and operates Summerview Apartments, a 240-unit apartment complex located in Atlanta, Georgia. The joint venture has experienced recurring losses from operations and working capital deficiencies before partner loans and projects a negative cash flow for 1995. Such cash flow deficiency would likely need to be funded by the venture partners in order to avoid a default on the venture's debt obligation. As part of RSWIII's planned liquidation, RSWIII is negotiating with its co-venture partner to purchase its interest in the joint venture for $25,000; however, no agreement has been finalized to date. If this transaction cannot be consummated, the venture may allow the title to the property to transfer to the lender through a non-judicial foreclosure proceeding. The total assets, total liabilities, gross revenues and total expenses of Summerview Associates, Ltd. included in the accompanying 1994 balance sheet and statement of operations are $7,186,000, $11,954,000, $1,542,000 and $2,094,000,
       respectively.

    The following description of the joint venture agreements provides certain general information.

    Allocation of net income and loss

    The joint venture agreements generally provide that through the Guaranty Periods (see below) or until RSWIII has been allocated losses equal to specified amounts, 96% to 100% of losses (other than losses resulting from sales or other disposition of the projects) will be allocated to RSWIII. Thereafter, losses shall be allocated in varying proportions from 100% to 60% to RSWIII and from 0% to 40% to the co-venturers, as specified in the joint venture agreements.



    The joint venture agreements generally provided that income (other than gains resulting from sales or other dispositions of the properties) was allocated 95%-100% to the co-venturers during the Guaranty Periods to the extent of Excess Gross Rentals and Interest Income (as defined) withdrawn or withdrawable. Thereafter, income will be allocated in proportion to cash distributions or if there are no distributions from 100% to 60% to RSWIII and from 0% to 40% to the co-venturers. Allocations of the Partnership's operations for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

    Gains or losses resulting from sales or other dispositions of the projects shall be allocated according to the formulas provided in the joint venture agreements.

    Distributions

    During the Guaranty Periods, (see below) the co-venturers were entitled to withdraw all available Excess Gross Rentals and Interest Income prior to any distributions (as defined in the joint venture agreements). In addition, RSWIII was to be distributed from $2,500 to $7,500 from certain joint ventures, as a return of capital on an annual basis. At the end of the Guaranty Period, the co-venturers were entitled to any Excess Gross Rentals that were available for distribution not previously withdrawn. The Partnership and the co-venturers agreed that during the Guaranty Period the co-venturers could withdraw estimated Excess Gross Rentals and Interest Income with a final computation of Excess Gross Rentals and Interest Income to be made at the end of each Guaranty Period.

    Subsequent to the Guaranty Periods, distributable funds will be distributed first, to repay accrued interest and principal on certain loans, second, to RSWIII until RSWIII has received cumulative annual distributions from $2,500 to $5,000 from certain joint ventures plus cumulative distributions of preferred equity, with the balance distributed to RSWIII and to the co-venturers, as described in the joint venture agreements.

    Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

    Guaranty Periods

    The joint venture agreements provided that in the event that certain expenditures exceed certain revenues, loan proceeds and capital contributions during the Guaranty Periods (as defined in the joint venture agreements), the co-venturers were required to fund amounts equal to the deficiencies.

    For specified periods of time subsequent to the Guaranty Periods, certain of the joint venture agreements required that mandatory loans be made to the joint ventures to the extent that operating revenues were insufficient to pay operating expenses. Thereafter, optional loans may be made by RSWIII and the co-venturers to the joint ventures to cover such operating deficiencies. The mandatory and optional loans shall be unsecured and shall generally bear interest at prime plus one or two percent per annum.

    The Guaranty Periods for each of the joint ventures were from the date RSWIII entered a joint venture for a period ranging from one to three years after the completion of construction, as defined in the joint venture agreements. Guaranty and mandatory loan periods for all of the joint ventures have expired. In addition, guarantees of construction costs by the co-venturers were generally funded outside of the joint ventures.


4.  Related Party Transactions

    The 1994 and 1993 Combined Joint Ventures have entered into property and partnership management agreements whereby the co-venturers and certain of their affiliates are entitled to receive fees in connection with the management of the investment properties. The property management fees are set rates between 3.5% and 5% of gross revenues, as defined.

    Certain of the joint ventures and co-venturers use a centralized cash management system operated by an affiliated entity. Under this system, substantially all of the joint ventures' receipts are deposited directly to the affiliated entity's bank account and substantially all of the joint ventures' operating expenses and other disbursements are paid from this central bank account. These receipts and payments are accounted for as accounts receivable from and advances to affiliates.

    Pursuant to the guaranty and mandatory loan periods for the joint ventures, the co-venturers of the joint ventures were required to fund operating deficits. Thereafter, optional loans may be made by the Partnership and the co-venturers at their discretion. At December 31, 1994, outstanding mandatory and optional loans payable to the venture partners totalled approximately $1,759,000. These loans generally bear interest at prime plus 1%-2% and are payable from distributable funds, as defined.

5.  Mortgage notes payable

    Mortgage notes payable at December 31, 1994 and 1993 consists of the following (in thousands):

                                                    1994              1993

   Nonrecourse mortgage note secured by the
   Summerview apartment property due August
   1, 2007.  Monthly payments of interest
   only are due at 6.75% through July, 1996.
   Thereafter at a rate to be determined by
   the remarketing agent of the bonds.            $ 10,200          $10,200

   Mortgage note secured by the Fieldstone
   at Brandermill apartment property.
   Interest on the note is at a variable
   rate (with an 8% maximum through 1994) as
   borne by the Bonds, determined weekly.
   The average interest rate paid during
   1994 was 3.1% (2.9% in 1993).  Interest
   only is payable monthly with all
   principal payments to be made upon the
   expiration of the letter of credit on
   September 15, 1996, or, if extended, no
   later than August 24, 2007.                      16,750           16,750

    Nonrecourse mortgage notes secured by
    the Grayson Square apartment property
    and all revenues derived therefrom. Debt has been modified with an effective interest rate of approximately 8.5% through March 1996. Interest only is payable and due monthly through
    November, 1994, and thereafter monthly
    installments of principal and interest

    are due through April, 2005.  (See
    discussion
     of modification below.)                         8,414            8,415

                                                   $35,364         $ 35,365


    All of the above mortgage loans have been provided through the issuance of Multi-Family Housing Revenue Bonds. Generally, the interest on the underlying bonds is intended to be exempt from Federal income tax pursuant to
 Section 103 of the Internal Revenue Code. Substantially all of the proceeds of the bonds are to be utilized to finance multi-family housing of which 20% or more of the units are to be leased to low and moderate income families as defined by the United States Department of Housing and Urban Development.

    In addition to being secured by the respective venture's operating investment properties, the loans are generally secured by a bank letter of credit equal to the principal amount of the underlying bonds plus an amount of accrued interest. The letter of credit provides security to underlying bondholders in the event of a default on the mortgage loan by the venture. The ventures generally pay the issuers of the letter of credit annual fees ranging from 1.25% to 1.50% of the letter of credit amount.

    At specified dates, as defined by the bond indenture, the Partnership may elect to prepay the mortgage loans in order to effect the redemption of bonds. The prepayment prices ranges from 100% to 106% of the outstanding balance. The notes are subject to mandatory prepayment if the bonds are required to be redeemed as a result of loss of tax exempt status, failure of the bonds to be remarketed, or certain other events specified in the bond indentures.

    The aggregate minimum maturities of mortgage notes payable for each of the next five years and thereafter are as follows (in thousands)

               1995               $     82
               1996                 27,038
               1997                     95
               1998                    102
               1999                    109
               Thereafter            7,938
                                   $35,364

    Long-term debt of the Fieldstone at Brandermill joint venture consists of a $16,000,000 promissory note payable to the Housing Opportunities Commission of Montgomery County dated September 20, 1984. The proceeds for the loan came from the issuance of $16,750,000 of Housing Revenue Bonds (Fieldstone at Brandermill), 1984 Issue I, by the Housing Opportunities Commission of Montgomery County. The $750,000 difference between the bonds and the promissory note is being held by a trustee on behalf of the joint venture and, accordingly, is included in both long-term debt and escrowed funds in the accompanying balance sheet. Interest earned on these funds are netted against mortgage interest expense and amounted to approximately $47,000 and $46,000 in 1994 and 1993, respectively. Principal and interest payments on the bonds are secured first by an irrevocable letter of credit issued by a bank in the amount of $16,263,014 and a $16,000,000 surety bond. The joint venture pays an annual letter of credit fee equal to 1.5% of the above letter of credit amount and an annual fee of $40,000 for the surety bond.


    In October, 1989 the Grayson Square joint venture negotiated a modification of its loan agreement. Unpaid accrued interest through the date of the modification was added to the principal balance of the notes and the interest rate was reduced. In addition, closing costs were paid from the proceeds of the modified notes. Under the terms of the modification agreement, the joint venture was required to establish a debt service reserve account, an operating income account, and a replacement reserve account. The debt service reserve account was established during 1989 in the form of a $254,000 Refinancing Loan from the co-venturer. The loan from the co-venturer is noninterest bearing. The operating income account, as defined, was established via the venture's monthly net operating income payments, as defined. These funds are held in a mortgage escrow deposit account for the payment of certain operating expenses. The replacement reserve account was established, pursuant to the modification agreement, with the excess of funds in the operating income account after making the required payments for the operating expenses as specified in the agreement. The modification agreement requires certain payments into these accounts and restricts payments out of these accounts. Amounts in the replacement reserve account and debt service reserve account are included in the debt service reserve total on the accompanying balance sheets. As part of the negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels.

6.  Subsequent Event

     On April 6, 1995, RSWIII agreed to sell its interest in the Fieldstone joint venture to its co-venture partner for a cash payment of $50,000.

Schedule III - Combined Real Estate and Accumulated Depreciation

                           1994 AND 1993 COMBINED JOINT VENTURES OF REALTY SOUTHWEST FUND III, LTD.
                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1994
                                                           (in thousands)
                                             Costs
                                           Capitalized                                                             Life on Which
                         Initial Cost to   (Removed)                                                               Depreciation
                         Combined Joint    Subsequent to     Gross Amount at Which Carried at                      in Latest
                         Ventures          Acquisition        End of Year                                          Income
                              Buildings &   Buildings &       Buildings &       Accumulated  Date of      Date     Statement
Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
Combined Joint Ventures:
Apartment
 Complex;
  Germantown,
  MD         $16,750    $2,358   $6,847     $6,846     $2,358   $13,693  $16,051   $ 5,002        1986    4/24/85   5 - 30 yrs

Apartment
 Complex;
  Grapevine,
  TX           8,414     1,128        -      6,283      1,128     6,283   7,411      1,971        1986    10/3/85   5 - 30 yrs

Apartment
 Complex;
  Atlanta,

   GA         10,200     1,118   10,384       (683)     1,067     9,752   10,819     3,831        1985    10/8/85   5 - 30 yrs
             $35,364   $ 4,604  $17,231    $12,446    $ 4,553   $29,728  $34,281    $10,804
 Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $33,883,000.
(B) See Note 5 to Combined Financial Statements for a description of the debt encumbering these properties.
(C) Reconciliation of real estate owned:
                                                      1994          1993

       Balance at beginning of year                $34,121      $ 34,046
       Costs capitalized subsequent to
        acquisition                                    160            75
       Balance at end of year                      $34,281      $ 34,121

(D)      Reconciliation of accumulated depreciation:
       Balance at beginning of year               $  9,825     $   8,704
       Depreciation expense                            979         1,121
       Balance at end of year                      $10,804    $    9,825



                         REPORT OF INDEPENDENT AUDITORS



The Partners
Realty Southwest Fund III, Ltd.:

   We have audited the accompanying combined balance sheets of the 1992 Combined Joint Ventures of Realty Southwest Fund III, Ltd. as of December 31, 1992, and the related combined statements of operations and changes in venturers' deficit and cash flows for the year then ended. Our audit also included the financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1992 Combined Joint Ventures of Realty Southwest Fund III, Ltd. at December 31, 1992 and the

combined results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

   The accompanying financial statements have been prepared assuming that the 1992 Combined Joint Ventures will continue as a going concern. As more fully described in Notes 1, 3, 4, 6, and 7 to the financial statements, the 1992 Combined Joint Ventures have incurred recurring losses from operations and have working capital and capital deficiencies. In addition, certain of the joint ventures are in default on their mortgage loans. These conditions raise substantial doubt about the 1992 Combined Joint Ventures' ability to continue as a going concern. Other than the classification of the liabilities of one of the 1992 Combined Joint Ventures as being subject to compromise, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                               /S/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP


Boston, Massachusetts
February 25, 1993



                        1992 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.
                             COMBINED BALANCE SHEET
                               December 31, 1992
                                 (in thousands)

                                     Assets

                                                                   1992
Current assets:
  Cash and cash equivalents, including restricted
    funds for tenant security deposits of $105                   $  5,072
  Investments in U. S. Government obligations                       1,622
  Accounts receivable                                                  35
  Accounts receivable from and advances to affiliates               2,436
  Prepaid expenses                                                    191
  Real estate tax and mortgage escrows                                284
         Total current assets                                       9,640

Operating investment properties:
  Land                                                             13,155
   Buildings, improvements and equipment                           63,865
                                                                   77,020
     Less accumulated depreciation                                (17,027)
                                                                   59,993

Debt service reserve                                                  304
Escrow funds                                                          750
Deferred expenses, net of accumulated
 amortization of $4,952                                             2,463
Other assets                                                          146
                                                                 $ 73,296

                           Liabilities and Venturers' Deficit

Liabilities subject to compromise:
  Mortgage note payable                                          $ 17,000

  Accrued interest                                                  3,528
  Loans payable to co-venturers                                       749
                                                                   21,277
Current liabilities:
  Accounts payable and accrued liabilities                            430
  Accounts payable - affiliates                                       169
  Tenant security deposits                                            276
  Loans payable to affiliates                                       2,431
  Accrued interest                                                  9,272
  Mortgage debt in default                                         25,000
         Total current liabilities                                 37,578

Deferred interest                                                   1,416
Equity in losses of unconsolidated real estate
  partnership in excess of investments and advances                   437
Notes payable to affiliates                                         1,299
Long-term debt                                                     35,365
Venturers' deficit                                                (24,076)
                                                                 $ 73,296

                            See accompanying notes.


                        1992 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.
                      COMBINED STATEMENT OF OPERATIONS AND
                         CHANGES IN VENTURERS' DEFICIT

                      For the year ended December 31, 1992
                                 (in thousands)

                                                       1992
REVENUES:
 Rental revenues                                     $10,876
 Interest and other income                               565
                                                      11,441

EXPENSES:
 Interest (contractual interest $7,957)                5,609
 Depreciation and amortization                         3,155
 Real estate taxes                                     1,064
 Operating expenses                                      796
 Advertising                                             175
 General and administrative                              616
 Repairs and maintenance                               1,014
 Management fees                                         529
 Salaries and related costs                              781
 Other operating expenses                                514
                                                      14,253


Operating loss                                        (2,812)

Equity in losses from unconsolidated real
 estate partnership                                     (109)

Gain on transfer of interest in
 unconsolidated real estate partnership                  262

NET LOSS                                              (2,659)

Contributions from venturers                              65

Distributions to venturers                                 -

Venturers' deficit, beginning of year                (21,482)

Venturers' deficit, end of year                     $(24,076)








                            See accompanying notes.

                        1992 COMBINED JOINT VENTURES OF
                        REALTY SOUTHWEST FUND III, LTD.
                        COMBINED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)


                                                         1992
Cash flows from operating activities:
 Net loss                                            $ (2,659)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                         3,155
  Gain on transfer of interest in
    unconsolidated real estate partnership               (262)
  Equity in losses from unconsolidated real
    estate partnership                                    109
  Deferred interest                                        79
  Changes in assets and liabilities:
    Accounts receivable                                     4
    Accounts receivable from and advances
     to affiliates                                       (377)
    Prepaid expenses                                       52
    Real estate tax and mortgage escrows                  112
    Other assets                                          115
    Accounts payable and accrued liabilities               33
    Accounts payable - affiliates                        (253)
    Accrued interest                                    3,611

    Tenant security deposits                              (45)
       Total adjustments                                6,333
       Net cash provided by operating activities        3,674

Cash flows from investing activities:
Additions to operating investment properties             (206)

Cash flows from financing activities:
Proceeds from loans payable to affiliates                 265
Net additions to debt service reserve                    (120)
       Net cash provided by financing activities          145

Net increase in cash and cash equivalents               3,613

Cash and cash equivalents, beginning of year            1,459

Cash and cash equivalents, end of year                $ 5,072

Cash paid during the year for interest                $ 1,909




                            See accompanying notes.

1.  Organization

    The accompanying combined financial statements of the 1992 Combined Joint Ventures of Realty Southwest Fund III, Ltd. (1992 Combined Joint Ventures) as of December 31, 1992 include all of the joint venture investments of Realty Southwest Fund III, Ltd. ("RSWIII") as of March 31, 1993 (RSWIII's fiscal year-end). RSWIII reports the operations of the joint ventures on a 3-month lag. RSWIII originally acquired a 60% - 95% interest in the 1992 Combined Joint Ventures on the dates indicated below:

                                    % Date of Acquisition
       Joint Ventures    Acquired   of RSWIII's Interest

      Fieldstone          60%           April 24, 1985
      Oakridge            70%           April 30, 1985
      Pacific Glen        70%           May 7, 1985
      Seascape            70%           May 30, 1985
      Fountainhead        70%           May 31, 1985
      Grapevine           95%           October 3, 1985
      Summerview          70%           October 8, 1985


    As further discussed in Note 4, certain changes in the ownership of the Fountainhead joint venture have occurred through December 31, 1992, as a result of a required restructuring of the joint venture ownership necessary to provide for the funding of cash flow deficits and debt refinancing expenses. As discussed further in Notes 3, 6 and 7, three of the 1992 Combined Joint Ventures were in violation of their loan agreements at December 31, 1992. In addition, certain of the remaining operating properties are generating cash flow deficits after scheduled debt service payments. As a result of these circumstances, the ability of the 1992 Combined Joint Ventures to continue their operations is dependent upon successful modification of those mortgage loans that are currently in default, additional relief from debt service requirements, improved property performance and continued financial support from the venture partners.

2.  Summary of Significant Accounting Policies

    Basis of Presentation

    The financial statements of the 1992 Combined Joint Ventures are presented in combined form due to the ownership relationship between each of the joint ventures and RSWIII. Transactions between the joint ventures and certain related limited partnerships have been eliminated. The financial statements of the 1992 Combined Joint Ventures have been prepared based on the periods that RSWIII has held an interest in the individual joint ventures.

    Liabilities subject to compromise represent the combined liabilities of Joint Ventures for which a bankruptcy petition has been filed in an attempt to prevent a judicial foreclosure by the mortgage lender.


    Mortgage debt in default includes debt that is in technical default and where the lender has initiated foreclosure action but management is continuing to operate the property and is attempting to refinance or modify the debt obligation. It is possible that certain of the properties subject to such default will be lost to foreclosure. If any of the operating investment properties owned by the 1992 Combined Joint Ventures were foreclosed upon by the lender, the respective joint venture would recognize a net gain on foreclosure equal to the excess of liabilities over assets at the time of the foreclosure.


    Operating investment properties

    The operating investment properties are carried at the lower of cost, adjusted for certain guaranteed payments from affiliates and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment (net of nonrecourse debt obligations) through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. At December 31, 1992, all of the operating investment properties owned by the 1992 Combined Joint Ventures are carried at cost, less accumulated depreciation, because the carrying value of the investments (net of nonrecourse debt obligations) was below zero in all cases.

    The 1992 Combined Joint Ventures have capitalized interest and property taxes incurred during the construction period of the projects along with the costs of identifiable improvements. Professional fees, including guarantee fees, have been capitalized and are included in the cost of buildings and improvements. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to thirty years.

    Deferred expenses

    Deferred expenses consist primarily of organization costs and management fees which have been amortized over five years, and loan fees which are being amortized over the terms of the related loans.

    Cash and cash equivalents

    For purposes of the statement of cash flows, the 1992 Combined Joint Ventures consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

    U. S. Government Obligations

    Investments in U. S. Government obligations are carried at cost, which approximates market value, at December 31, 1992.

    Income taxes

    No provision for income taxes has been made in the combined financial statements of the 1992 Combined Joint Ventures since taxable income or tax losses of the joint ventures are included on the tax returns of the individual partners.


    Investment in unconsolidated real estate partnership

    The investment in Equity-Fountainhead I Venture was not consolidated due to the significant change in control of this partnership during 1987 (see Note
 4). This investment has been accounted for under the equity method. Under the equity method, an investment is carried at cost adjusted for the 1992 Combined Joint Ventures' share of the partnership's earnings and losses and distributions (see Note 4).

3. The Joint Ventures

    See Note 4 to the financial statements of RSWIII included in this Annual Report for a more detailed discussion of the joint venture partnerships. Descriptions of the ventures' properties are summarized below.


    A. Fieldstone at Brandermill Limited Partnership

       The joint venture owns and operates Fieldstone at Brandermill Apartments, a 265-unit apartment complex located in Germantown, Maryland. The joint venture has experienced recurring net losses, has a working capital deficiency as of December 31, 1992, expects similar deficiencies in the next year, and requires partner advances to continue to operate. There are no assurances that such advances will be made (see Note 7). Such conditions raise substantial doubt about the ability of the venture to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Fieldstone at Brandermill Limited Partnership included in the accompanying 1992 balance sheet and statement of operations are $13,820,000, $18,379,000, $2,251,000 and
       $2,778,000, respectively.

    B. Lincoln Westlake Associates Joint Venture

       The joint venture owns and operates Oakridge Apartments, a 178-unit apartment complex located in Agoura Hills, California. At December 31, 1992, the venture was in default of its mortgage loan agreement and was subject to foreclosure proceedings (see Note 7). The property is presently being managed by a court-appointed Receiver. Such conditions raise substantial doubt about the ability of the venture to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Lincoln Westlake Associates Joint Venture included in the accompanying 1992 balance sheet and statement of operations are $13,277,000, $16,344,000, $1,838,000 and $2,854,000, respectively.

    C. Lincoln L. A. Associates Joint Venture

       The joint venture owns and operates Pacific Glen Apartments, a 320-unit apartment complex located in Azusa, California. During 1991, the joint venture filed a Voluntary Petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court of California in order to prevent an immediate foreclosure action by the mortgage lender. The property is presently being managed by a court-appointed Receiver. The eventual outcome of the bankruptcy proceedings cannot be determined at this time

       (see Note 7). Such conditions raise substantial doubt about the ability of the venture to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Lincoln L.A. Associates Joint Venture included in the accompanying 1992 balance sheet and statement of operations are $17,799,000, $21,663,000, $2,746,000 and $1,570,000,
       respectively.

    D. Lincoln Carlsbad Associates Joint Venture

       The joint venture owns and operates the Seascape Apartments, a 208-unit apartment complex located in Carlsbad, California. At December 31, 1992, the venture was in default of its mortgage loan agreement and was subject to foreclosure proceedings (see Note 7). The property is presently being managed by a court-appointed Receiver. Such conditions raise substantial doubt about the ability of the venture to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Lincoln Carlsbad Associates Joint Venture included in the accompanying 1992 balance sheet and statement of operations are $13,669,000, $19,536,000, $1,793,000 and $3,306,000, respectively.


    E. Fountainhead I Joint Venture

       The joint venture owns an interest in Fountainhead Apartments, Phase I, a 240-unit apartment complex located in San Antonio, Texas, through

       Fountainhead I, Ltd. As discussed in Note 4, in 1987 Fountainhead I, Ltd. transferred ownership of the apartments to Equity-Fountainhead I Venture in return for a reduced and subordinated interest in the operating property. Also, as discussed in Note 4, Fountainhead I, Ltd. has elected not to participate in the cash calls by Equity-Fountainhead I Venture required to fund the cash flow deficits and debt refinancing expenses of the operating property since 1987, resulting in a further dilution of Fountainhead I, Ltd.'s ownership in Equity-Fountainhead I.

    F. Grapevine I Partners, Ltd.

       The joint venture owns and operates Grayson Square Apartments, a 200-unit apartment complex located in Grapevine, Texas.

    G. Summerview Apartments Joint Venture

       The joint venture owns and operates Summerview Apartments, a 240-unit apartment complex located in Atlanta, Georgia. The joint venture has experienced recurring losses from operations and working capital deficiencies (before partner loans). Management of the venture projects positive cash flow in 1993, however, it assumes both increases in revenues and decreases in operating expenses which may not be achievable (see Note 7). Such conditions raise substantial doubt about the ability of the venture to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Summerview Apartments Joint Venture included in the accompanying 1992 balance sheet and statement of operations are $8,053,000, $11,666,000, $1,512,000 and $2,098,000,
       respectively.

    The following description of the joint venture agreements provides certain general information.

    Allocation of net income and loss

    The joint venture agreements generally provide that through the Guaranty Periods (see below) or until RSWIII has been allocated losses equal to specified amounts, 96% to 100% of losses (other than losses resulting from sales or other disposition of the projects) will be allocated to RSWIII. Thereafter, losses shall be allocated in varying proportions from 100% to 60% to RSWIII and from 0% to 40% to the co-venturers, as specified in the joint venture agreements.

    The joint venture agreements generally provided that income (other than gains resulting from sales or other dispositions of the properties) was allocated 95%-100% to the co-venturers during the Guaranty Periods to the extent of Excess Gross Rentals and Interest Income (as defined) withdrawn or withdrawable. Thereafter, income will be allocated in proportion to cash distributions or if there are no distributions from 100% to 60% to RSWIII and from 0% to 40% to the co-venturers. Allocations of the Partnership's operations for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss.

    Gains or losses resulting from sales or other dispositions of the projects shall be allocated according to the formulas provided in the joint venture agreements.



    Distributions

    During the Guaranty Periods, (see below) the co-venturers were entitled to withdraw all available Excess Gross Rentals and Interest Income prior to any distributions (as defined in the joint venture agreements). In addition, RSWIII was to be distributed from $2,500 to $7,500 from certain joint ventures, as a return of capital on an annual basis. At the end of the Guaranty Period, the co-venturers were entitled to any Excess Gross Rentals that were available for distribution not previously withdrawn. The Partnership and the co-venturers agreed that during the Guaranty Period the co-venturers could withdraw estimated Excess Gross Rentals and Interest Income with a final computation of Excess Gross Rentals and Interest Income to be made at the end of each Guaranty Period.

    Subsequent to the Guaranty Periods, distributable funds will be distributed first, to repay accrued interest and principal on certain loans, second, to RSWIII until RSWIII has received cumulative annual distributions from $2,500 to $5,000 from certain joint ventures plus cumulative distributions of preferred equity, with the balance distributed to RSWIII and to the co-venturers, as described in the joint venture agreements.

    Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

    Guaranty Periods

    The joint venture agreements provided that in the event that certain expenditures exceed certain revenues, loan proceeds and capital contributions during the Guaranty Periods (as defined in the joint venture agreements), the co-venturers were required to fund amounts equal to the deficiencies.

    For specified periods of time subsequent to the Guaranty Periods, certain of the joint venture agreements required that mandatory loans be made to the joint ventures to the extent that operating revenues were insufficient to pay operating expenses. Thereafter, optional loans may be made by RSWIII and the co-venturers to the joint ventures to cover such operating deficiencies. The mandatory and optional loans shall be unsecured and shall generally bear interest at prime plus one or two percent per annum.

    The Guaranty Periods for each of the joint ventures were from the date RSWIII entered a joint venture for a period ranging from one to three years after the completion of construction, as defined in the joint venture agreements. Guaranty and mandatory loan periods for all of the joint ventures have expired. In addition, guarantees of construction costs by the co-venturers were generally funded outside of the joint ventures.

4.  Unconsolidated real estate partnership

    Equity Fountainhead I Venture

    Effective May 1, 1987, Fountainhead I, Ltd. transferred ownership of the Fountainhead I Apartments, subject to the related mortgage indebtedness and certain other assets and liabilities, to a new entity, Equity-Fountainhead I Venture ("Equity-Fountainhead I"), in exchange for a 50% general partnership interest in Equity-Fountainhead I. The other general partner, an unaffiliated party, E-FH-ONE Associates ("EFH") agreed to contribute up to $670,000 to fund operating deficits of the property through 1990. Under the Equity-Fountainhead I partnership agreement, Fountainhead I, Ltd. may fund or obtain third-party financing for operating deficits not funded by EFH.

    Fountainhead I, Ltd. recorded a loss on the transfer of the operating property equal to 50% of the amount by which the sum of the historical carrying basis of the property and certain other assets transferred to Equity-Fountainhead I exceeded the mortgage note payable and other liabilities assumed by Equity-Fountainhead I. The investment in Equity-Fountainhead I represents Fountainhead I, Ltd.'s proportionate share (50%) of the amount by which the sum of the carrying values of the property and certain other assets transferred to Equity-Fountainhead I exceeded mortgage note payable and other liabilities assumed by Equity-Fountainhead I, less Fountainhead I Ltd.'s share of Equity-Fountainhead I losses to date and adjusted for the subsequent dilution of Fountainhead I Ltd.'s investment in Equity-Fountainhead I, as discussed further below.

    During 1992, 1990 and 1989, Fountainhead I, Ltd. elected not to participate in the cash calls from Equity-Fountainhead I required to fund operating deficits in excess of the guaranteed minimum funding obligation of EFH. EFH contributed funds to the joint venture to cover Fountainhead I, Ltd's share of the cash call amounts. As a result, in accordance with the venture agreement, Fountainhead I, Ltd.'s ownership interest in Equity-Fountainhead I has been reduced to approximately 15% as of December 31, 1992. The dilution of Fountainhead I Ltd.'s investment in Equity-Fountainhead I resulting from the failure to participate in 1992 cash calls resulted in a gain of $262,000, which is reflected on the accompanying statement of operations.

    Permanent financing for Fountainhead I, Ltd. was provided through Multi-Family Housing Revenue Bonds issued by the Bexar County Housing Finance Corporation. The 11.7% nonrecourse mortgage note, in the principal amount of $6,350,000, was collateralized by the operating property and was assumed by Equity-Fountainhead I, effective May 1, 1987 in connection with the transfer of the operating property. During 1991, Equity-Fountainhead I had stopped funding the venture's operating deficits and at December 31, 1991 Equity-Fountainhead I was in violation of the loan agreement for failure to make full and timely debt service payments. Effective August 1, 1992, the new venture partner completed a refinancing of the debt arrangement with the lender and is no longer in default of the debt obligation. In connection with this refinancing, which significantly reduced the current interest rate on the debt, the principal amount of the venture's obligation was increased to $7,570,000. Cash calls by Equity-Fountainhead I for 1992 were to pay for costs associated with this debt refinancing.

    As of December 31, 1992, the carrying value of Fountainhead I Ltd.'s remaining investment in Equity-Fountainhead I was ($437,000). Due to the diluted and subordinated nature of the venture's remaining investment, management does not expect to realize any future cash returns, despite the debt refinancing referred to above. Based on the equity method of accounting for general partnership interests, for as long as it continues to hold its investment in Equity-Fountainhead I, Fountainhead I, Ltd. will continue to recognize its allocated share of the income or losses from operations and the gains and losses from the future sale or refinancing of the operating investment property.

5.  Related Party Transactions

    The 1992 Combined Joint Ventures have entered into property and partnership management agreements whereby the co-venturers and certain of their affiliates are entitled to receive fees in connection with the management of the investment properties. The property management fees are set at a rate of 5% to 6% of gross revenues, as defined.

    For one joint venture, a guaranty fee of $325,000 was paid to the co-venturer and an affiliate in exchange for the guaranty described in Note 2. This fee has been capitalized as part of the cost of the property.

    Certain of the joint ventures and co-venturers use a centralized cash management system operated by an affiliated entity. Under this system, substantially all of the joint ventures' receipts are deposited directly to the affiliated entity's bank account and substantially all the of joint ventures' operating expenses and other disbursements are paid from this central bank account. These receipts and payments are accounted for as accounts payable to and accounts receivable from affiliates.

    Pursuant to the guaranty and mandatory loan periods for the joint ventures, the co-venturers of the joint ventures were required to fund operating deficits. Thereafter, optional loans may be made by the Partnership and the co-venturers at their discretion. At December 31, 1992, outstanding mandatory and optional loans payable to the venture partners of the 1992 Combined Joint Ventures totalled approximately $4,479,000. These loans generally bear interest at prime plus 1%-2% and are payable from distributable funds, as defined.

6.  Mortgage notes payable

    Mortgage notes payable at December 31, 1992 consists of the following:

                                                          1992

   Nonrecourse mortgage note secured by the
   Summerview apartment property due August
   1, 2007.  Monthly payments of interest
   only are due at 6.75% through July, 1996.
   Thereafter at a rate to be determined by
   the remarketing agent of the bonds. (See
   discussion of refinancing below).                $10,200,000

   Mortgage note secured by the Fieldstone
   at Brandermill apartment property.
   Interest on the note is at a variable
   rate (with an 8% maximum through 1994) as
   borne by the Bonds, determined weekly.
   The average interest rate paid during
   1992 was 3.3%.  Interest only is payable
   monthly with all principal payments to be
   made upon the expiration of the letter of
   credit on September 15, 1996, or, if
   extended, no later than August 24, 2007.          16,750,000

    Nonrecourse mortgage notes secured by
    the Grayson Square apartment property
    and all revenues derived therefrom. Debt has been modified with an effective interest rate of approximately 8%

    through March, 1996. Interest only is
    payable and due monthly through
    November, 1994, and thereafter monthly
    installments of principal and interest
    are due through April, 2005.  (See
    discussion
    of modification below.)                           8,415,000

   10.55% mortgage notes secured by the
   Pacific Glen apartment property and all
   revenues derived therefrom, maturing
   December, 2005. Interest only is payable
   monthly.  (See discussion regarding
   default below).                                   17,000,000

   10.46% mortgage notes secured by the
   Oakridge apartment property and revenues
   derived therefrom,  maturing December,
   2005.  Interest only is payable monthly.
   (See discussion regarding default below).
    11,800,000

   10.17% mortgage notes secured by the
   Seascape apartment property and revenues
   derived therefrom,  maturing December,
   2005.  Interest only is payable monthly.
   (See discussion regarding default below).         13,200,000
                                                     77,365,000

   Less amounts in default and classified as
   current                                          (42,000,000)
                                                   $ 35,365,000

 General information

    All of the above mortgage loans have been provided through the issuance of Multi-Family Housing Revenue Bonds. Generally, the interest on the underlying bonds is intended to be exempt from Federal income tax pursuant to
 Section 103 of the Internal Revenue Code. Substantially all of the proceeds of the bonds are to be utilized to finance multi-family housing of which 20% or more of the units are to be leased to low and moderate income families as defined by the United States Department of Housing and Urban Development.

    In addition to being secured by the respective venture's operating investment properties, the loans are generally secured by a bank letter of credit equal to the principal amount of the underlying bonds plus an amount of accrued interest. The letter of credit provides security to underlying bondholders in the event of a default on the mortgage loan by the venture. The ventures generally pay the issuers of the letter of credit annual fees ranging from 1.25% to 1.50% of the letter of credit amount.

    At specified dates, as defined by the bond indenture, the Partnership may elect to prepay the mortgage loans in order to effect the redemption of bonds. The prepayment prices ranges from 100% to 106% of the outstanding balance. The notes are subject to mandatory prepayment if the bonds are required to be redeemed as a result of loss of tax exempt status, failure of the bonds to be remarketed, or certain other events specified in the bond indentures.


    The aggregate minimum maturities of mortgage notes payable not in default for each of the next five years and thereafter are as follows:

    1993                        $        -
    1994                            11,000
    1995                            82,000
    1996                        27,038,000
    1997                            95,000
    Thereafter                   8,139,000
                               $35,365,000

 Refinancing and Modification

    On August 1, 1989, the original loan of the Summerview joint venture was refunded with the proceeds from a new $10,200,000 Collateralized Loan to Lender Housing Revenue Bond issue. The venture incurred and capitalized $202,000 in new loan costs at the time of the refinancing. The new mortgage loan is secured by a deed to secure debt and a security agreement covering the venture's real and personal property. The new bonds are subject to a mandatory remarketing on August 1, 1996, and the letter of credit expires September 1, 1996. The balance in a restricted cash reserve fund related to the loan agreement was $72,000 at December 31, 1992. This amount ($300 per apartment unit) is required under the loan agreement to replace, repair and to provide major maintenance for the property.

    In October, 1989 the Grayson Square joint venture negotiated a modification of its loan agreement. Unpaid accrued interest through the date of the modification was added to the principal balance of the notes and the interest rate was reduced. In addition, closing costs were paid from the proceeds of the modified notes. Under the terms of the modification agreement, the joint venture was required to establish a debt service reserve account, an operating income account, and a replacement reserve account. The debt service reserve account was established during 1989 in the form of a $254,000 Refinancing Loan from the co-venturer. The loan is noninterest bearing. The operating income account, as defined, was established via the venture's monthly net operating income payments, as defined. These funds are held in a mortgage escrow deposit account for the payment of certain operating expenses. The replacement reserve account was established, pursuant to the modification agreement, with the excess of funds in the operating income account after making the required payments for the operating expenses as specified in the agreement. The modification agreement requires certain payments into these accounts and restricts payments out of these accounts. Amounts in the replacement reserve account and debt service reserve account are included in the debt service total in the accompanying balance sheets. The balance in the replacement and debt service reserve accounts was $304,000 at December 31, 1992. As part of the negotiated modification agreement, the lender received a 50% interest in future sales and refinancing proceeds above specified levels.

 Default and foreclosure status of certain obligations

    During 1990, the Oakridge joint venture ceased to meet the debt service requirements of the developer loan and the underlying bonds. As a result, the joint venture is in default of the developer loan. Pursuant to the terms of the loan agreement, the joint venture is subject to various remedies including, but not limited to, having the entire unpaid principal amounts of the developer loan and underlying bonds and all other indebtedness under the agreements declared immediately due and payable and foreclosure on the operating investment property. The lender has filed a complaint seeking foreclosure on the venture's operating investment property. In connection with the complaint, a Receiver was appointed to manage the property during 1992. The joint venture is currently negotiating to resolve the lawsuit through a refinancing of the outstanding debt obligations, which negotiations are ongoing. The ultimate outcome of the litigation cannot presently be determined.

    During 1989, the Seascape joint venture ceased to meet the debt service requirements of the developer loan and the underlying bonds. As a result, the joint venture is in default of the developer loan and bond covenants. Pursuant to the terms of the loan agreement, the joint venture is subject to various remedies including, but not limited to, having the entire unpaid principal amounts of the developer loan and underlying bonds and all other indebtedness under the agreements declared immediately due and payable and foreclosure on the operating investment property. The lender has filed a complaint seeking foreclosure on the venture's operating investment property. In connection with the complaint, a Receiver was appointed to manage the property in October 1991. The venture is negotiating to resolve the lawsuit through a refinancing of the outstanding debt obligations, which negotiations are ongoing. The ultimate outcome of the litigation cannot presently be determined.

    During 1989, the Pacific Glen joint venture ceased to meet the debt service requirements of the developer loan and the underlying bonds. As a result, the joint venture is in default of the developer loan. Pursuant to the terms of the loan agreement, the joint venture is subject to various remedies including, but not limited to, having the entire unpaid principal amounts of the developer loan and underlying bonds and all other indebtedness under the agreements declared immediately due and payable and foreclosure on the operating investment property. The joint venture is currently in negotiations with the financial institution in an attempt to restructure the terms of the loan. The lender filed a complaint in 1991 seeking foreclosure on the venture's operating investment property. In response to this and other actions by the lender, on October 3, 1991, the venture filed a Voluntary Petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court of California. The venture is continuing its operations and continues to negotiate with the lender on a possible refinancing of its indebtedness. The success of such negotiations and the related outcome of the bankruptcy proceedings cannot be predicted at this time. Management of the joint venture has determined that the value of the operating investment property, which serves as collateral for the developer loan, is insufficient to cover the interest portion of scheduled payments on its pre-petition debt obligations. Therefore, the joint venture has discontinued accruing interest on this obligation as of October 3, 1991. Contractual interest on these obligations amounted to approximately $2,348,000 for 1992.

7. Contingencies

    As discussed further in Notes 3, 4 and 6, the 1992 Combined Joint Ventures' operating investment properties have been adversely affected by an oversupply of competing rental apartment properties in the local markets in which the properties are located. The effects of the resulting competition, combined with high original debt service costs, resulted in the inability of all of the joint ventures to meet their original debt service obligations without contributions from the venture owners. Cash flow deficits continue to be
 experienced at certain of these joint ventures at the present time.   At

 December 31, 1992, three ventures were in violation of their respective mortgage loan agreements. Management of RSWIII believes that there is a strong likelihood that these properties will be lost to foreclosure in 1993. In addition, while three of the remaining ventures have obtained more favorable financing terms, additional relief from debt service obligations and continued financial support from the venture owners may be required if the properties' operations do not improve. As a result of these situations, the ability of the joint ventures to continue their operations and realize their assets is dependent upon future events, including their obtaining sufficient working capital to finance continuance of their operations, obtaining additional funds to finance their operations, obtaining additional funds to finance their other liabilities, the continued financial support of their partners and the modification of their debt agreements. The effects of the eventual outcome of these matters on the joint ventures cannot presently be determined. These uncertainties raise substantial doubt about the ability of the 1992 Combined Joint Ventures to continue as a going concern. The accompanying financial statements do not include any adjustments that might be required as a result of the outcome of these uncertainties. The management of the 1992 Combined Joint Ventures have been negotiating with the mortgage holders on certain of the operating investment properties in efforts to cure the outstanding defaults and obtain relief from the current debt service obligations. Management of RSWIII has also reviewed its portfolio of investment properties to identify those with the best financial prospects and plans to use its limited cash reserves toward the preservation of those assets.

Schedule XI - Combined Real Estate and Accumulated Depreciation

                                  1992 COMBINED JOINT VENTURES OF REALTY SOUTHWEST FUND III, LTD.
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         December 31, 1992
                                                           (in thousands)
                                             Costs
                                           Capitalized                                                             Life on Which
                         Initial Cost to   (Removed)                                                               Depreciation
                         Combined Joint    Subsequent to     Gross Amount at Which Carried at                      in Latest
                         Ventures          Acquisition        End of Year                                          Income
                              Buildings &   Buildings &       Buildings &       Accumulated  Date of      Date     Statement
Description Encumbrances Land Improvements Improvements Land Improvements Total Depreciation Construction Acquired is Computed
Combined Joint Ventures:
Apartment
Complex;
  Germantown,
   MD          $16,750  $2,358   $6,847     $6,733     $2,358  $13,580   $15,938     $4,087      1986      4/24/85  5 - 30 yrs

Apartment
Complex;
  Agoura Hills,
   CA           11,800   1,287        -     11,861      1,875   11,273    13,148      2,715      1986      4/30/85  5 - 30 yrs

Apartment

 Complex;
  Azusa, CA     17,000   1,580        -     14,133      4,368   11,345    15,713      2,860      1985       5/7/85  5 - 30 yrs

Apartment
 Complex;
  Carlsbad, CA  13,200     219        -     13,894      2,359   11,753    14,112      2,747      1986      5/30/85  5 - 30 yrs

Apartment
 Complex;
  Grapevine, TX  8,415   1,128        -      6,198      1,128    6,198     7,326      1,516      1986      10/3/85  5 - 30 yrs

Apartment
 Complex;
  Atlanta, GA   10,200   1,118   10,383       (719)     1,067    9,716    10,783      3,102      1985      10/8/85  5 - 30 yrs
               $77,365 $ 7,690  $17,230    $52,100    $13,155  $63,865   $77,020    $17,027

 Notes


(A) The aggregate cost of real estate owned at December 31, 1992 for Federal income tax purposes is approximately $73,435,000.

(B) See Note 6 to Combined Financial Statements for a description of the debt encumbering these properties.

(C) Reconciliation of real estate owned:
                                                               1992

    Balance at beginning of year                                $ 76,814
    Costs capitalized subsequent to acquisition                      206
    Balance at end of year                                      $ 77,020


(D) Reconciliation of accumulated depreciation:

    Balance at beginning of year                                $ 14,668
    Depreciation expense                                           2,359
    Balance at end of year                                      $ 17,027

