Form 10-Q
period 1995-06-30
REALTY SOUTHWEST FUND III LTD
filed 1995-08-18
CIK 754545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to     .


                     Commission File Number:  0-14459


                    REALTY SOUTHWEST FUND III, LTD.
     (Exact name of registrant as specified in its charter)


              Texas                                        76-0113542
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts           02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No  .



                        REALTY SOUTHWEST FUND III, LTD.

                                 BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)
                                     ASSETS

                                                    June 30        March 31
`
Cash and cash equivalents                           $      4       $      29
Accounts receivable - affiliates                          27              26
                                                    $     31       $      55



                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses of joint ventures
   subject to liquidation                         $    6,958        $ 11,202
Accounts payable - affiliates                             68              94
Accounts payable and accrued expenses                    106             156
Total partners' deficit                               (7,101)        (11,397)
                                                  $       31       $      55


                            STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                                    1995         1994

REVENUES:
   Interest and other income                      $       1    $       5
   Investor servicing fees                                1            1
                                                          2            6

EXPENSES:
   General and administrative                             -           99

Operating income (loss)                                   2          (93)

Partnership's share of ventures' losses                (298)        (400)

Gain on sale of joint venture interest                4,592            -

NET INCOME (LOSS)                                $    4,296     $   (493)

Net income (loss) per Limited Partnership Unit   $   102.03      $(11.71)


The above per Limited Partnership Unit information is based upon the 40,000 Limited Partnership Units outstanding during each period.

                            See accompanying notes.


                        REALTY SOUTHWEST FUND III, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)
                                                  General        Limited
                                                  Partner        Partners

Balance at March 31, 1994                         $(856)         $ (8,429)
Net loss                                            (25)             (468)
BALANCE AT JUNE 30, 1994                          $(881)         $ (8,897)

Balance at March 31, 1995                        $ (962)         $(10,435)
Net income                                          215             4,081
BALANCE AT JUNE 30, 1995                         $ (747)        $  (6,354)

                           STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                (In Thousands)

                                                     1995             1994
Cash flows from operating activities:
   Net income (loss)                              $     4,296       $   (493)
   Adjustments to reconcile net
     income (loss) to
     net cash used for
     operating activities:
      Gain on sale of joint venture interest          (4,592)              -
      Partnership's share of ventures' losses            298             400
      Changes in assets and liabilities:
         Accounts receivable - affiliates                 (1)             (1)
         Accounts payable - affiliates                   (26)              -
         Accounts payable and
 accrued expenses                                        (50)             (7)
            Total adjustments                          4,371             392
            Net cash used for
 operating activities                                    (75)           (101)

Cash flows from investing activities:
   Proceeds from sale of joint
 venture interest                                         50               -
            Net cash provided
 by investing activities                                  50               -

Net increase (decrease) in
 cash and cash equivalents                               (25)           (101)

Cash and cash equivalents,
 beginning of period                                      29             299

Cash and cash equivalents, end of period          $        4        $    198





                            See accompanying notes.

1.General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

   The Partnership was structured to invest exclusively in multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in twelve rental apartment properties. As discussed further in the Annual Report, the Partnership's operating properties have encountered major adverse business developments which, through June 30, 1995, had resulted in the loss of six of the original investments to foreclosure and the sale or assignment of interests in four other joint ventures for amounts which yielded no significant proceeds to the Partnership. In addition, while the two remaining ventures have obtained more favorable financing terms, the ability of the remaining joint ventures to continue their operations may be dependent upon the further modification of the loan agreements, improved property performance, and the continued financial support of the joint venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, in October 1994 the Managing General Partner announced plans to complete a liquidation of the Partnership. Such liquidation is expected to be completed by the end of calendar 1995. In April 1995, the Partnership sold its interest in the Fieldstone at Brandermill joint venture for a cash payment of $50,000. As part of the Partnership's liquidation, its two remaining investment interests (Grayson Square and Summerview) will be sold or assigned, most likely only for nominal amounts. Since the costs of liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. As a result of these circumstances, there is substantial doubt about the ability of the
  Partnership to continue as a going concern.   Other than the accrual of
  estimated liquidation expenses, the accompanying financial statements do not include any adjustments to reflect the future effects of the planned liquidation of the Partnership on the classification of liabilities that might result from the inability of the Partnership to continue as a going concern.

2.Investments in Joint Venture Partnerships

     As of June 30, 1995, the Partnership has investments in two joint ventures which own operating investment properties (three at June 30, 1994). As discussed further below, in April 1995 the Partnership sold its interest in the Fieldstone at Brandermill joint venture to the co-venture partner for a cash payment of $50,000. While the remaining two investments, (Grayson Square and Summerview Apartment complexes), are currently operating in compliance with mortgage debt agreements, as discussed in Note 1, management does not believe that there is any current value to the Partnership's position in these properties above the amounts of the outstanding debt obligations.

     The Partnership's investments in the joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

  These joint ventures report their operations on a calendar year basis. The Partnership's policy is to recognize its share of ventures' operations three months in arrears.

     Summarized operations of the three joint ventures, for the periods indicated, are as follows:



                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
                                 (in thousands)

                                                          1995        1994

REVENUES:
   Rental revenue                                        $ 1,260     $ 1,260
   Interest and other income                                  35          44
                                                           1,295       1,304
EXPENSES:
   Interest expense                                          553         520
   Property operating expenses                               585         687
   Depreciation and amortization                             320         355
   Real estate taxes                                         142         146
                                                           1,600       1,708

Net loss                                                 $  (305)    $  (404)

Net loss:
   Partnership's share of combined operations            $  (298)    $  (395)
   Co-venturers' share of combined operations                 (7)         (9)
                                                         $  (305)    $  (404)


              Reconciliation of Partnership's Share of Operations

Partnership's share of
    combined operations, as shown above                  $  (298)    $   (395)
Amortization of excess basis                                   -           (5)
Partnership's share of ventures' losses                  $  (298)    $   (400)

3. Related Party Transactions

  All estimated expenses related to the planned liquidation of the Partnership were accrued at March 31, 1995 and, therefore, are not reflected on the current statement of operations.

  Included in general and administrative expenses for three months ended June 30, 1994 is $26,451, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the three months ended June 30, 1994 is $471 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

  Accounts receivable - affiliates at both June 30, 1995 and March 31, 1995 includes amounts due from a certain joint venture for investor servicing fees, in accordance with the terms of the joint venture agreement.

4.Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                    REALTY SOUTHWEST FUND III, LTD.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed in the Annual Report, the Partnership was structured to invest exclusively in newly-constructed multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The performance of the Partnership's investment properties has been adversely impacted by an unprecedented and unforeseen oversupply of competing apartments throughout the country in general and in the local markets in which the properties are located. As of June 30, 1995, six of the Partnership's twelve original investment properties had been lost to foreclosure and four investments had been sold or assigned for amounts which yielded no significant proceeds to the Partnership.

   As previously reported, in October 1994, the Partnership announced its plans to dispose of its remaining investments and complete a liquidation. The three remaining investments held as of the beginning of fiscal 1995 (Fieldstone, Grayson Square and Summerview) were operating in compliance with their debt agreements during the year due to the low variable interest rate on the Fieldstone debt and, in the case of Grayson Square and Summerview, the debt restructuring agreements reached during fiscal 1990. However, none of the properties would support conventional refinancings at their present debt levels, which are well above the current estimates of property market values in all cases. Additionally, the lenders have been unwilling to make the concessions necessary to create viable restructured transactions.
Consequently, management did not believe that the Partnership's investments in these remaining properties had any material current or future value given the outstanding debt obligations and, in certain cases, the distribution priorities of the Partnership's co-venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, the Managing General Partner determined that it would be in the best interest of the Limited Partners to complete a liquidation of the Partnership. As part of the Partnership's liquidation, its remaining investment interests were expected to be sold or assigned, most likely only for nominal amounts. In April 1995, the Partnership completed the sale of its interest in the Fieldstone joint venture to the co-venture partner for a cash payment of $50,000. The Partnership may receive similar amounts in connection with the dispositions of the Grayson Square and Summerview investments. Since the operating costs to be incurred by the Partnership through liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. Completing the liquidation of the Partnership's interests in the remaining properties has taken longer than originally anticipated due to the legal complexities involved in the related joint venture and financing agreements. Management expects to complete the formal liquidation of the Partnership by the end of calendar 1995. There can be no assurances that the liquidation will be completed within this time frame.

   The debt agreements of the Grayson Square and Summerview joint ventures were restructured in October 1989 and August 1989, respectively. The principal balance and accrued interest outstanding under the Grayson Square mortgage loan totalled approximately $9.3 million as of June 30, 1995. This balance is approximately $1.4 million higher than the debt level originally issued by the joint venture in connection with the development of the property, which was completed in January 1986. Such additional debt has resulted from the past accumulation of accrued interest which the venture has been unable to pay due to the lack of sufficient operating cash flow. Interest on the outstanding debt balance accrues at a blended rate of approximately 8.5% per annum. The venture's cash flow is not currently sufficient to fully cover this annual interest expense. As a result, certain amounts continue to accrue and be added to the outstanding obligation, as allowed under the terms of the debt agreement. The balance of the debt service reserve fund established at the time of the fiscal 1990 restructuring should be sufficient to allow the venture to remain in compliance with its debt agreement for at least the next two years. However, in the meantime, the total obligation due to the lender will continue to grow, thereby further subordinating the venture's equity position. Furthermore, as part of the 1990 negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels.
Analysis of the current cash flow from property operations indicates that the current value of the property is substantially below the outstanding debt obligation. As a result of these circumstances, management does not believe there is any value to the Partnership's interest in the Grayson Square property. The Partnership has been negotiating with a third party for the sale of its joint venture interest; however, no agreement has been finalized to date. A third party may be willing to pay a nominal amount for the Partnership's interest in order to obtain management of the property and attempt to negotiate a discounted repayment of the outstanding mortgage debt obligation.

   The $10.2 million mortgage obligation of the Summerview joint venture bears interest at a fixed annual rate of 6.75% per annum. Cash flow from the operations of the apartment complex does not fully cover the current debt service requirements. For the past few years, the venture has struggled to remain current on its debt service obligations by extending the payment periods on its trade payables and deferring certain property maintenance expenses. During fiscal 1995, the Partnership's co-venture partner contributed approximately $40,000 to the venture because there was not sufficient cash to make a required real estate tax payment. Although the venture remained in compliance with its debt service obligations during fiscal 1995, cash flow deficits continued to be experienced during the first quarter of fiscal 1996 and have resulted in a technical default under the first mortgage loan agreement. Analysis of the property's operating cash flow indicates that the current and future value of the property is substantially below the principal balance of the debt. As a result, with little hope of there ever being any value to the Partnership's investment interest, supporting cash flow deficits under the current debt structure is not economically prudent. The Partnership has been involved in discussions with the co-venturer regarding the possible sale of the Partnership's joint venture interest for $25,000; however, an agreement to complete such a transaction is contingent upon the lenders' consent, which has yet to be granted. If this transaction is not consummated, the venture may allow the lender to take title to the operating property through a non-judicial foreclosure proceeding.

     At June 30, 1995, the Partnership had cash and cash equivalents of approximately $4,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, including the payment of liquidation-related expenses. The source of future liquidity is expected to be through proceeds received from the sale or other disposition of the Partnership's two remaining operating investment properties. Total expenses incurred through the final liquidation date are expected to exceed available cash (including proceeds from asset disposals). The Managing General Partner intends to contribute the funds necessary to cover these final expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

     The Partnership recorded net income of $4,296,000 for the quarter ended June 30, 1995 as compared to a net loss of $493,000 for the same period in the prior year. This change in operating results is mainly due to a gain of approximately $4.6 million resulting from the disposition of the Fieldstone joint venture interest in the current quarter. Although this transaction did not involve any significant proceeds, the disposition generated a gain because the equity method carrying value of the investment had been reduced below zero through prior year loss recognition.

     Excluding the gain on asset dispositions in the current quarter, the Partnership's net operating results improved by $197,000 mainly due to a decrease in the Partnership's share of ventures losses of $102,000. The combined losses of the Partnership's joint ventures decreased primarily as a result of decreases in depreciation expense and repairs and maintenance expenses. The decrease in combined depreciation expense is mainly due to certain assets of the Summerview joint venture being fully depreciated. Also, repairs and maintenance expenses decreased at both the Fieldstone and Summerview joint ventures for the current three-month period.

   A decrease in the Partnership's operating loss of $95,000 also contributed to the change in net operating results for the current quarter. The decrease in operating loss resulted from a decline in recorded general and administrative expenses. At March 31, 1995, $206,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan, as discussed further above. These costs include, among other things, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses. All expenses incurred during the current quarter were applied towards these previously recorded accruals.


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the Form 10-K for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    On March 31, 1995 a Form 8-K was filed by the registrant reporting the Partnership's sale of its interest in the Fieldstone at Brandermill Limited Partnership.

                    REALTY SOUTHWEST FUND III, LTD.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REALTY SOUTHWEST FUND III, LTD.

                                By:      Realty Southwest
                                    Investment Group III, Inc.
                                         A General Partner



                                By: /s/ Walter V. Arnold
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer


Dated:  August 17, 1995