Form 10-Q
period 1995-09-30
REALTY SOUTHWEST FUND III LTD
filed 1995-11-14
CIK 754545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-14459


                        REALTY SOUTHWEST FUND III, LTD.
     (Exact name of registrant as specified in its charter)


              Texas                                        76-0113542
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

                      REALTY SOUTHWEST FUND III, LTD.

                                 BALANCE SHEETS
               September 30, 1995 and March 31, 1995 (Unaudited)
                                 (In Thousands)
                                  ASSETS
                                                   September 30      March 31

Cash and cash equivalents                           $     7      $        29
Accounts receivable - affiliates                          29              26
                                                $         36     $        55

                       LIABILITIES AND PARTNERS' DEFICIT

Equity in losses of joint ventures
   subject to liquidation                         $    7,192        $ 11,202
Accounts payable - affiliates                             44              94
Accounts payable and accrued expenses                    100             156
Total partners' deficit                               (7,300)        (11,397)
                                               $          36     $        55


                            STATEMENTS OF OPERATIONS
  For the  three and six months ended September 30, 1995 and 1994 (Unaudited)
                      (In Thousands, except per Unit data)


                                    Three Months Ended      Six Months Ended
                                      September 30,             September 30,
                                   1995         1994      1995          1994

REVENUES:
   Interest and other income    $      -    $      2     $     1      $    7
   Investor servicing fees             2           1           3           3
                                       2           3           4          10

EXPENSES:
   General and administrative         33          61          33         161

Operating loss                       (31)        (58)        (29)       (151)

Partnership's share of
 ventures' losses                   (235)       (370)       (533)       (770)

Gain on sale of joint venture
 interest                              -           -       4,592           -

NET INCOME (LOSS)             $     (266)   $   (428)    $ 4,030      $ (921)

Net income (loss) per Limited
 Partnership Unit              $    (6.36)    $(10.17)     $91.95      $(21.88)


The above per Limited Partnership Unit information is based upon the 40,000 Limited Partnership Units outstanding during each period.

                            See accompanying notes.


                        REALTY SOUTHWEST FUND III, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the six months ended September 30, 1995 and 1994 (Unaudited)
                                 (In Thousands)
                                                   General        Limited
                                                   Partner        Partners

Balance at March 31, 1994                         $(856)         $ (8,429)
Net loss                                            (46)             (875)
BALANCE AT SEPTEMBER 30, 1994                     $(902)         $ (9,304)

Balance at March 31, 1995                         $(962)         $(10,435)
Contributions                                        67                 -
Net income                                          352             3,678
BALANCE AT SEPTEMBER 30, 1995                     $(543)         $ (6,757)

                          STATEMENTS OF CASH FLOWS
       For the six months ended September 30, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In Thousands)

                                                      1995              1994

Cash flows from operating activities:
   Net income (loss)                               $   4,030        $   (921)
   Adjustments to reconcile net income (loss) to
     net cash used for operating activities:
      Gain on sale of joint venture interest          (4,592)              -
      Partnership's share of ventures' losses            533             770
      Changes in assets and liabilities:
         Accounts receivable - affiliates                 (3)             (3)
         Accounts payable - affiliates                   (49)              -
         Accounts payable and accrued expenses           (58)             (7)
            Total adjustments                         (4,169)            760
            Net cash used for operating
             activities                                 (139)           (161)

Cash flows from investing activities:
   Proceeds from sale of joint
    venture interest                                      50               -
            Net cash provided by
             investing activities                         50               -

Cash flows from financing activities:
   Proceeds from general partner contributions            67               -
            Net cash provided by
             financing activities                         67               -

Net decrease in cash and cash equivalents                (22)           (161)

Cash and cash equivalents,
 beginning of period                                      29             299

Cash and cash equivalents, end of period        $          7        $    138




                            See accompanying notes.

1.General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

     The Partnership was structured to invest exclusively in multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The Partnership originally invested the net proceeds of the offering, through joint venture partnerships, in twelve rental apartment properties. As discussed further in the Annual Report, the Partnership's operating properties have encountered major adverse business developments which, through September 30, 1995, had resulted in the loss of six of the original investments to foreclosure and the sale or assignment of interests in four other joint ventures for amounts which yielded no significant proceeds to the Partnership. In addition, while the two remaining ventures have obtained more favorable financing terms, the ability of the remaining joint ventures to continue their operations may be dependent upon the further modification of the loan agreements, improved property performance, and the continued financial support of the joint venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, in October 1994 the Managing General Partner announced plans to complete a liquidation of the Partnership. Such liquidation is expected to be completed by the end of calendar 1995. In April 1995, the Partnership sold its interest in the Fieldstone at Brandermill joint venture for a cash payment of $50,000. As part of the Partnership's liquidation, its two remaining investment interests (Grayson Square and Summerview) will be sold or assigned, most likely only for nominal amounts. Since the costs of liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. As a result of these circumstances, there is substantial doubt about the ability of the
  Partnership to continue as a going concern.   Other than the accrual of
  estimated liquidation expenses, the accompanying financial statements do not include any adjustments to reflect the future effects of the planned liquidation of the Partnership on the classification of liabilities that might result from the inability of the Partnership to continue as a going concern.

2.Investments in Joint Venture Partnerships

     As of September 30, 1995, the Partnership has investments in two joint ventures which own operating investment properties (three at September 30, 1994). As discussed further below, in April 1995 the Partnership sold its interest in the Fieldstone at Brandermill joint venture to the co-venture partner for a cash payment of $50,000. While the remaining two investments, (Grayson Square and Summerview Apartment complexes), are currently operating in compliance with mortgage debt agreements, as discussed in Note 1, management does not believe that there is any current value to the Partnership's position in these properties above the amounts of the outstanding debt obligations.

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


     Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          1995     1994        1995     1994

REVENUES:
   Rental revenue                     $    694   $1,280      $1,954   $2,540
   Interest and other income                33       47          68       91
                                           727    1,327       2,022    2,631
EXPENSES:
   Interest expense                        499      535       1,052    1,055
   Property operating expenses             210      662         795    1,349
   Depreciation and amortization           180      356         500      711
   Real estate taxes                        78      147         220      293
                                           967    1,700       2,567    3,408

Net loss                              $   (240) $  (373)    $  (545) $  (777)

Net loss:
   Partnership's share of
       combined operations            $   (235)$   (365)   $   (533)  $ (759)
   Co-venturers' share of
      combined operations                   (5)      (8)       (12)     (18)
                                      $   (240)$   (373)   $   (545)  $ (777)

              Reconciliation of Partnership's Share of Operations

Partnership's share of combined
    operations, as shown above        $   (235)$   (365)   $   (533)  $ (759)

Amortization of excess basis                 -       (5)           -     (11)
Partnership's share of
 ventures' losses                     $   (235)$   (370)   $   (533)  $ (770)

3. Partnership Expenses and Related Party Transactions

  Estimated expenses related to the planned liquidation of the Partnership were accrued at March 31, 1995. Therefore, only adjustments to such estimates are recorded on the statements of operations subsequent to March 31, 1995. An additional accrual was recorded during the quarter ended September 30, 1995 for third party professional fees not known at March 31, 1995. During the quarter ended September 30, 1995, the Managing General Partner contributed $67,000 to the Partnership to cover operating expenses.

  Included in general and administrative expenses for six months ended September 30, 1994 is $49,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended September 30, 1994 is $1,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

  Accounts receivable - affiliates at both September 30, 1995 and March 31, 1995 includes amounts due from a certain joint venture for investor servicing fees, in accordance with the terms of the joint venture agreement.

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

                    REALTY SOUTHWEST FUND III, LTD.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed in the Annual Report, the Partnership was structured to invest exclusively in newly-constructed multi-family residential properties located primarily in the states of Texas, California, Florida and Georgia and to employ substantial leverage in making such acquisitions. The performance of the Partnership's investment properties has been adversely impacted by an unprecedented and unforeseen oversupply of competing apartments throughout the country in general and in the local markets in which the properties are located. As of September 30, 1995, six of the Partnership's twelve original investment properties had been lost to foreclosure and four investments had been sold or assigned for amounts which yielded no significant proceeds to the Partnership.

   As previously reported, in October 1994, the Partnership announced its plans to dispose of its remaining investments and complete a liquidation. The three remaining investments held as of the beginning of fiscal 1995 (Fieldstone, Grayson Square and Summerview) were operating in compliance with their debt agreements during the year due to the low variable interest rate on the Fieldstone debt and, in the case of Grayson Square and Summerview, the debt restructuring agreements reached during fiscal 1990. However, none of the properties would support conventional refinancings at their present debt levels, which are well above the current estimates of property market values in all cases. Additionally, the lenders have been unwilling to make the concessions necessary to create viable restructured transactions.
Consequently, management did not believe that the Partnership's investments in these remaining properties had any material current or future value given the outstanding debt obligations and, in certain cases, the distribution priorities of the Partnership's co-venture partners. As a result of these circumstances, and in light of the Partnership's limited cash reserves, the Managing General Partner determined that it would be in the best interests of the Limited Partners to complete a liquidation of the Partnership. As part of the Partnership's liquidation, its remaining investment interests were expected to be sold or assigned, most likely only for nominal amounts. In April 1995, the Partnership completed the sale of its interest in the Fieldstone joint venture to the co-venture partner for a cash payment of $50,000. As discussed further below, the Partnership may receive similar amounts in connection with the dispositions of the Grayson Square and Summerview investments. Since the operating costs to be incurred by the Partnership through liquidation are expected to exceed any sales proceeds received by the Partnership and the current balance of the Partnership's cash reserves, no distribution will be made to the Limited Partners. Completing the liquidation of the Partnership's interests in the remaining properties has taken longer than originally anticipated due to the legal complexities involved in the related joint venture and financing agreements. Management expects to complete the formal liquidation of the Partnership by the end of calendar 1995. However, there can be no assurances that the liquidation will be completed within this time frame.

   The debt agreements of the Grayson Square and Summerview joint ventures were restructured in October 1989 and August 1989, respectively. The principal balance and accrued interest outstanding under the Grayson Square mortgage loan totalled approximately $9.3 million as of September 30, 1995. This balance is approximately $1.4 million higher than the debt level originally issued by the joint venture in connection with the development of the property, which was completed in January 1986. Such additional debt has resulted from the past accumulation of accrued interest which the venture has been unable to pay due to the lack of sufficient operating cash flow. Interest on the outstanding debt balance accrues at a blended rate of approximately 8.5% per annum. The venture's cash flow is not currently sufficient to fully cover this annual interest expense. As a result, certain amounts continue to accrue and be added to the outstanding obligation, as allowed under the terms of the debt agreement. The balance of the debt service reserve fund established at the time of the fiscal 1990 restructuring should be sufficient to allow the venture to remain in compliance with its debt agreement for at least the next two years. However, in the meantime, the total obligation due to the lender will continue to grow, thereby further subordinating the venture's equity position. Furthermore, as part of the 1990 negotiated modification agreement, the lender received a 50% interest in future sale or refinancing proceeds above specified levels.
Analysis of the current cash flow from property operations indicates that the current value of the property is substantially below the outstanding debt obligation. As a result of these circumstances, management does not believe there is any value to the Partnership's interest in the Grayson Square property. The Partnership has been negotiating with a third party for the sale of the joint venture operating property for the sum of $100,000, if the lender will consent to the buyer's assumption of the outstanding mortgage loan. However, no agreement has been finalized to date with either the lender or the potential buyer, and there can be no assurances that this transaction will be consummated. A third party may be willing to pay a nominal amount for the Partnership's interest in order to obtain management of the property and attempt to negotiate a discounted repayment of the outstanding mortgage debt obligation, which, combined with a long-term hold of the property, could result in some return on an initial investment.

   The $10.2 million mortgage loan obligation of the Summerview joint venture bears interest at a fixed annual rate of 6.75% per annum. Cash flow from the operations of the apartment complex does not fully cover the current debt service requirements. For the past few years, the venture has struggled to remain current on its debt service obligations by extending the payment periods on its trade payables and deferring certain property maintenance expenses. During fiscal 1995, the Partnership's co-venture partner contributed approximately $40,000 to the venture because there was not sufficient cash to make a required real estate tax payment. Although the venture remained in compliance with its debt service obligations during fiscal 1995, cash flow deficits continue to be experienced during the current fiscal year and have resulted in a technical default under the first mortgage loan agreement. Analysis of the property's operating cash flow indicates that the current and future value of the property is substantially below the principal balance of the debt. The Partnership has been involved in discussions with the co-venturer regarding the possible sale of the Partnership's joint venture interest for $25,000; however, an agreement to complete such a transaction is contingent upon the lenders' consent, which has yet to be granted. If this transaction is not consummated, the venture may allow the lender to take title to the operating property through a non-judicial foreclosure proceeding.

     At September 30, 1995, the Partnership had cash and cash equivalents of approximately $7,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership, including the payment of liquidation-related expenses. The source of future liquidity is expected to be through proceeds received from the sale or other disposition of the Partnership's two remaining operating investment properties. Total expenses incurred through the final liquidation date are expected to exceed available cash (including proceeds from asset disposals). The Managing General Partner intends to contribute the funds necessary to cover these final expenses. During the quarter ended September 30, 1995, the Managing General Partner contributed $67,000 to the Partnership to cover operating expenses.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995

   The Partnership recorded a net loss of $266,000 for the quarter ended September 30, 1995 as compared to a net loss of $428,000 for the same period in the prior year. The Partnership's net loss decreased by $162,000 due to a decrease in the Partnership's share of ventures' losses of $135,000 and a decline in recorded general and administrative expenses. The combined losses of the Partnership's joint ventures decreased primarily because the current three-month results do not include the net loss of the Fieldstone joint venture which the Partnership disposed of during fiscal 1996, as discussed further above. The operations of the two remaining joint ventures remained relatively stable when compared to the same period in the prior year except for a decrease in depreciation expense. The decrease in depreciation expense is mainly due to certain assets of the Summerview joint venture being fully depreciated. The decrease in the Partnership's operating loss resulted from a decline in recorded general and administrative expenses. At March 31, 1995, $206,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan, as discussed further above. These costs include, among other things, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses. Most of the expenses incurred during the current three-month period were applied towards these previously recorded accruals. However, an additional $33,000 was expensed in the current three-month period representing an adjustment to management's estimate of audit and tax expenses to be incurred through liquidation.


Six Months Ended September 30, 1995

     The Partnership recorded net income of $4,030,000 for the six months ended September 30, 1995 as compared to a net loss of $921,000 for the same period in the prior year. This change in operating results is mainly due to a gain of approximately $4.6 million resulting from the disposition of the Fieldstone joint venture interest in the first quarter of the current fiscal year. Although this transaction did not involve any significant proceeds, the disposition generated a gain because the equity method carrying value of the investment had been reduced below zero through prior year loss recognition.

   Excluding the gain on asset dispositions in the current six-month period, the Partnership's net loss decreased by $359,000 mainly due to a decrease in the Partnership's share of ventures' losses of $237,000. The combined losses of the Partnership's joint ventures decreased primarily because the current six-month results reflect only three months of losses from the Fieldstone joint venture due to the sale of the Partnership's interest in April 1995, as discussed further above. The operating results of the two remaining joint ventures remained relatively stable when compared to the same period in the prior year except for a decrease in depreciation expense. The decrease in depreciation expense is mainly due to certain assets of the Summerview joint venture being fully depreciated. A decrease in the Partnership's operating loss of $122,000 also contributed to the change in net operating results for the current six-month period. The decrease in operating loss resulted from a decline in recorded general and administrative expenses. At March 31, 1995, $206,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan, as discussed further above. Most of the expenses incurred during the current six-month period were applied towards these previously recorded accruals. However, an additional $33,000 was expensed during the current six-month period representing an adjustment to management's estimate of audit and tax expenses to be incurred through liquidation.



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


Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


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


Dated:  November 13, 1995