Form 10-K405/A
period 1995-03-31
REALTY SOUTHWEST FUND III LTD
filed 1995-11-17
CIK 754545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K/A

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

Lawrence A. Cohen       President, Chief Executive
                          Officer and Director              41           5/91
James A. Snyder         Director                            49           7/95
Walter V. Arnold        Senior Vice President,
                          Chief Financial
                          Officer and Treasurer             47           2/89
John B. Watts III       Senior Vice President
                        and Director                        41           7/95
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

   Lawrence A. Cohen is President, Chief Executive Officer and Director of the Managing General Partner and President and Chief Executive Officer of PWPI. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. He is also a member of the Board of Directors and the Investment Committee of PWPI. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A degree in Accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

     James A. Snyder is a Director of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of PWPI.
Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

   John B. Watts III is a Senior Vice President and Director of the Managing General Partner and a Senior Vice President of PWPI which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

                    REALTY SOUTHWEST FUND III, LTD.

                     By:      Realty Southwest
                         Investment Group III, Inc.
                            A General Partner





                     By: /s/ Walter V. Arnold
                        Walter V. Arnold
                         Senior Vice President,
                          Chief Financial Officer
                          Treasurer



 Dated:  November 17, 1995